Form 10-Q
period 2000-12-31
MILL CREEK RESEARCH INC
filed 2001-06-14
CIK 1116773

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   Form 10-QSB


                                    (Mark One)
         X...Quarterly report under section 13 or 15(d) of the Securities
               Exchange Act of 1934 for the quarterly period ended
                                December 31, 2000

        ....Transition report under section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from _________ to
                                    _________.

                           Commission File No.: 0-30875


                            MILL CREEK RESEARCH, INC.
                     (Name of small business in its charter)

             Utah                                             87-0633677
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

8 Corporate Park, Ste. 200, Irvine, California                   92606
(Address of principal executive officers)                      (Zip Code)

          Issuer's telephone number: (714) 633-8083; Fax (603) 375-6582
            (Name, address, and telephone number of agent for service)


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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At December 31, 2000 the following shares of common were outstanding: Common Stock, $.001 par value, 1,000,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes .....   No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

        (a) The unaudited financial statements of registrant as of and for the quarter ending December 31, 2000, and for the period from inception (June 3, 1999) through December 31, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)

                               FINANCIAL STATEMENTS
                         Quarter Ended December 31, 2000

                             Index to Financial Statements
                                                              Page
                                                              ----
Balance Sheet                                                   2
Statement of Operations                                         3
Statements of Cash Flows                                        4
Statement of Stockholders' Equity                               4
Notes to Financial Statements                                   5-7



                            MILL CREEK RESEARCH, INC.
                           (A Development Stage Company)
                                  BALANCE SHEET
                                    (unaudited)

                                                      Three Months
                                                      Ended Dec. 31, 2000
                                                      -------------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                              $    0
OTHER ASSETS:
Organizational costs (net
of amortization)
TOTAL ASSETS                                                0


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable
Accounts payable- related party                        $  100
     Total Liabilities                                 $  100

STOCKHOLDERS' EQUITY
Common stock, $.001 par value;
100,000,000 shares authorized;
1,000,000 shares issued and
outstanding at Dec. 31, 2000                           $1,000

Preferred stock, $.001 par value;
40,000,000 shares authorized;
-0- shares issued and
outstanding at Dec. 31, 2000

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



                            MILL CREEK RESEARCH, INC.
                           (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                    (unaudited)


                                      Three            From
                                      Months           June 3, 1999
                                      Ended           (Inception)
                                      Dec 31, 2000     Dec 31, 2000
                                      ------------     -------------
INCOME:
Revenue                               $       0         $       0
TOTAL INCOME                          $       0         $       0

EXPENSES:
General, and Administrative           $       0         $     200
Amortization                          $
Total Expenses                        $       0         $     200
Net Profit/Loss(-) From Operations    $       0         $    (200)
Interest Income                       $       0
INCOME (LOSS) BEFORE INCOME TAXES     $       0         $     200
Provision for income tax              $       0
NET INCOME (LOSS)                     $                 $   ( 200)
NET INCOME (LOSS)
PER SHARE-BASIC AND DILUTED           $   (.001)        $   (.001)

AVERAGE NUMBER OF SHARES
 OF COMMON STOCK OUTSTANDING          1,000,000         1,000,000



     The accompanying notes are an integral part of these financial statements





                            MILL CREEK RESEARCH, INC.
                           (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                    (unaudited)

                                            Three              Period from
                                            Months             Inception
                                            Ended             (6/3/99) thru
                                            Dec 31, 2000       Dec 31, 2000
                                            ------------       -------------
Cash Flows from Operating Activities:

Net Income (Loss)                            $      0           $     (200)
Changes in Operating Assets & Liabilities:
   Common Stock issued for stock receivable                            900
   Decrease (increase) in
 subscription receivable                                              (900)
   Increase (decrease) in accounts payable   $     0            $      100
  Net Cash (Used) by Operating Activities          -            $     (100)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs
Corp. Promissory Note                        $     0            $
                                             $                  $
                                             $
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash                  0            $      100
Net Increase in Cash                         $     0            $        0
Cash, Beginning of Period                    $     0            $        0
Cash, End of Period                          $     0            $        0


     The accompanying notes are an integral part of these financial statements.



                                         MILL CREEK RESEARCH, INC.
                                       (A Development Stage Company)
                                Statement of Stockholders' Equity (Deficit)

                                                                                  Deficit
                                                                                  Accumulated
                                                                 Additional       During the
                                   Common Stock     Paid-in      Subscription     Development
                                 Shares   Amount    Capital      Receivable       Stage
                                 ------   ------    -------      ------------     -----------

Balance, June 3, 1999
 (Inception)                 1,000,000    $1,000    $    -       $    (900)       $       -

Net loss for the period
from inception on
June 3, 1999 through
December 31, 1999            1,000,000         -         -       $    (900)            (200)

Net loss for the period
 Jan 1, 2000 through
 Dec 31, 2000                        -         -         -               -                0

Balance
 Dec 31, 2000                1,000,000    $1,000    $    -       $    (900)       $    (200)
                                 ------   ------    -------      ------------     -----------



                            MILL CREEK RESEARCH, INC.
                           (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

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

2.   STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001 per share. As of December 31, 2000 the Company had 1,000,000 shares outstanding

Preferred Stock.

The authorized Preferred Stock of the Company consists of 40,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

3.  INCOME TAXES

There is no provision for income taxes for the period from June 3, 1999 (inception) to December 31, 2000 due to the zero net income and the net operating loss carryforward.

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

Results of Operations.

During the period from June 3, 1999 (inception) through December 31, 2000, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss of $200 since inception. The Company borrowed $200 from its principal shareholder in order to pay its general and administrative expenses.

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

        (b) There have been no reports on Form 8-K for the quarter ending December 31, 2000.


                                     Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILL CREEK RESEARCH, INC.


By: Rita Thomas
    ------------------
    Rita Thomas, President

Date: June 7, 2001