Form 10-Q
period 2001-03-31
MILL CREEK RESEARCH INC
filed 2001-06-14
CIK 1116773

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   Form 10-QSB


                                    (Mark One)
         X...Quarterly report under section 13 or 15(d) of the Securities
               Exchange Act of 1934 for the quarterly period ended
                                  March 31, 2001

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



                            MILL CREEK RESEARCH, INC.
                           (A Development Stage Company)
                                  BALANCE SHEET
                                    (unaudited)

                                                      Three Months
                                                      Ended March 31, 2001
                                                      --------------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                              $    0
OTHER ASSETS:
Organizational costs (net
of amortization)
TOTAL ASSETS                                                0


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable
Accounts payable- related party                        $  100
                                                       ------
     Total Liabilities                                 $  100

STOCKHOLDERS' EQUITY
Common stock, $.001 par value;
100,000,000 shares authorized;
1,000,000 shares issued and
outstanding at March 31, 2001                          $1,000

Preferred stock, $.001 par value;
40,000,000 shares authorized;
-0- shares issued and
outstanding at March 31, 2001

Stock Subscription Receivable                           (900)
Additional Paid in Capital
Deficit accumulated
during the development stage                            (200)
                                                       ------
Total stockholders' equity                             $(100)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                   $   -



     The accompanying notes are an integral part of these financial statements.



                            MILL CREEK RESEARCH, INC.
                           (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                    (unaudited)


                                      Three            From
                                      Months           June 3, 1999
                                      Ended           (Inception)
                                      March 31, 2001   March 31, 2001
                                      --------------   --------------
INCOME:
Revenue                               $       0         $       0
TOTAL INCOME                          $       0         $       0

EXPENSES:
General, and Administrative           $       0         $     200
Amortization                          $
Total Expenses                        $       0         $     200
Net Profit/Loss(-) From Operations    $       0         $    (200)
Interest Income                       $       0
INCOME (LOSS) BEFORE INCOME TAXES     $       0         $     200
Provision for income tax              $       0
NET INCOME (LOSS)                     $                 $   ( 200)
NET INCOME (LOSS)
PER SHARE-BASIC AND DILUTED           $   (.001)        $   (.001)

AVERAGE NUMBER OF SHARES
 OF COMMON STOCK OUTSTANDING          1,000,000         1,000,000



     The accompanying notes are an integral part of these financial statements





                            MILL CREEK RESEARCH, INC.
                           (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                    (unaudited)





                                            Three              Period from
                                            Months             Inception
                                            Ended             (6/3/99) thru
                                            March 31, 2001     March 31, 2001
                                            --------------     --------------
Cash Flows from Operating Activities:

Net Income (Loss)                            $      0           $     (200)
Changes in Operating Assets & Liabilities:
   Common Stock issued for stock receivable                            900
   Decrease (increase) in
 subscription receivable                                              (900)
   Increase (decrease) in accounts payable   $     0            $      100
  Net Cash (Used) by Operating Activities          -            $     (100)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs
Corp. Promissory Note                        $     0            $
                                             $                  $
                                             $
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash                  0            $      100
Net Increase in Cash                         $     0            $        0
Cash, Beginning of Period                    $     0            $        0
Cash, End of Period                          $     0            $        0


     The accompanying notes are an integral part of these financial statements.



                                         MILL CREEK RESEARCH, INC.
                                       (A Development Stage Company)
                                Statement of Stockholders' Equity (Deficit)

                                                                                  Deficit
                                                                                  Accumulated
                                                                 Additional       During the
                                   Common Stock     Paid-in      Subscription     Development
                                 Shares   Amount    Capital      Receivable       Stage
                                 ------   ------    -------      ------------     -----------

Balance, June 3, 1999
 (Inception)                 1,000,000    $1,000    $    -       $    (900)       $       -

Net loss for the period
from inception on
June 3, 1999 through
March 31, 2001               1,000,000         -         -       $    (900)            (200)
                                 ------   ------    -------      ------------     -----------
Net loss for the period
 Jan 1, 2000 through
March 31, 2001                       -         -         -               -                0
                                 ------   ------    -------      ------------     -----------
Balance
March 31, 2001               1,000,000    $1,000    $    -       $    (900)       $    (200)
                             ==========   ======    =======      ============     ===========



                            MILL CREEK RESEARCH, INC.
                           (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  March 31, 2001

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

Results of Operations.

During the period from June 3, 1999 (inception) through March 31, 2001, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss of $200 since inception. The Company borrowed $200 from its principal shareholder in order to pay its general and administrative expenses.

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

        (b) There have been no reports on Form 8-K for the quarter ending March 31, 2001.


                                     Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILL CREEK RESEARCH, INC.


By: Rita Thomas
    ------------------
    Rita Thomas, President

Date: June 7, 2001