Form 10QSB
period 2001-09-30
MILL CREEK RESEARCH INC
filed 2002-01-30
CIK 1116773

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


     (Mark One)

     X...Quarterly  report under section 13 or 15(d) of the Securities  Exchange
          Act of 1934 for the quarterly period ended September 30, 2001

     ....Transition report under section 13 or 15(d) of the Securities  Exchange
          Act of 1934 for the transition period from _________ to ---------.

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


Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2001 the following shares of common were outstanding: Common Stock, $.001 par value, 1,000,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes .....     No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

     (a) The unaudited financial statements of registrant as of and for the quarter ending September 30, 2001, and for the period from inception (June 3, 1999) through September 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                        Quarter Ended September 30, 2001

Index to Financial Statements                      Page
Balance Sheet                                        2
Statement of Operations                              3
Statement of Stockholders' Equity                    4
Statements of Cash Flows                             4
Notes to Financial Statements                        5-6




                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (unaudited)


                                                           Three Months Ended
                                                           September 30, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                        $     0
OTHER ASSETS:
Organizational costs (net
of amortization)
TOTAL ASSETS                                                           0


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable
Accounts payable- related party                                  $   100
                                                                 -------
         Total Liabilities                                       $   100

STOCKHOLDERS' EQUITY
Common stock, $.001 par value;
100,000,000 shares
authorized; 1,000,000 shares issued and
outstanding at September 30, 2001                                $ 1,000

Preferred stock, $.001 par value;
40,000,000 shares authorized; -0- shares issued and outstanding at September 30, 2001

Stock Subscription Receivable                                       (900)
Additional Paid in Capital
Deficit accumulated
during the development stage                                        (200)
                                                                 -------
Total stockholders' equity                                       $  (100)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                             $     0



The accompanying notes are an integral part of these financial statements.

                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 Three            From
                                                 Months           June 3, 1999
                                                 Ended            (Inception)
                                                 Sept 30, 2001    Sept 30, 2001

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



The accompanying notes are an integral part of these financial statements


                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)


                                                                             Deficit
                                                                             Accumulated
                               Common Stock        Additional                During the
                          ----------------------   Paid-in     Subscription  Development
                           Shares        Amount    Capital     Receivable    Stage
                          ----------------------   --------    -----------   ----------
Balance, June 3, 1999
 (Inception)              1,000,000   $   1,000   $      --     $    (900)   $    --

Net loss for the period
from inception on
June 3, 1999 through
June 30, 1999             1,000,000        --            --     $    (900)        (200)
                          ----------  ----------   --------    -----------   ----------
Net loss for the period
 July 1, 1999 through
 June 30, 2000                 --          --            --           --             0
                          ----------  ----------   --------    -----------   ----------


Balance
 June 30, 2000            1,000,000   $   1,000   $      --     $    (900)   $    (200)
                          =========   =========   =========     =========    ===========

Net loss for the period
 July 1, 2000 through
 June 30, 2001                 --          --           --           --              0
                          ----------  ----------   --------    -----------   ----------


Balance
 June 30, 2001            1,000,000   $   1,000   $     --      $    (900)   $    (200)
                          =========   =========   =========     =========    ===========

Net loss for the period
 July 1, 2001 through
 Sept 30, 2001                 --          --           --           --              0
                          ----------  ----------   --------    -----------   ----------

Balance
 Sept 30, 2001            1,000,000   $   1,000   $    --       $    (900)   $    (200)
                          =========   =========   =========     =========    ===========



The accompanying notes are an integral part of these financial statements.


                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                            Three        Period from
                                                           Months         Inception
                                                            Ended       (6/3/99) thru
                                                         Sept 30, 2001   Sept 30, 2001
Cash Flows from Operating Activities:
Net Income (Loss)                                          $     0            $  (200)
Changes in Operating Assets & Liabilities:
   Common Stock issued for stock receivable
                                                                                  900
   Decrease (increase) in subscription  receivable
                                                                                 (900)
   Increase (decrease) in accounts payable                 $     0            $   100

   Net Cash (Used) by Operating Activities                     --             $  (100)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs                           $     0            $
Corp. Promissory Note                                      $                  $
                                                                              $
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash                                0            $   100

Net Increase in Cash                                       $     0            $     0

Cash, Beginning of Period                                  $     0            $     0

Cash, End of Period                                        $     0            $     0



The accompanying notes are an integral part of these financial statements.

                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2001

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

Organization Costs
Organizational costs are stated at cost and have been expensed as incurred.

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

2.   STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001 per share. As of September 30, 2001 the Company had 1,000,000 shares outstanding.

Preferred Stock.

The authorized Preferred Stock of the Company consists of 40,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

3.  INCOME TAXES

There is no provision for income taxes for the period from June 3, 1999 (inception) to September 30, 2001 due to the zero net income and the net operating loss carryforward.

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

Results of Operations.

During the period from June 3, 1999 (inception) through September 30, 2001, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss of $200 since inception. The Company borrowed $200 from its principal shareholder in order to pay its general and administrative expenses.

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

     (a) There have been no reports on Form 8-K for the quarter ending September 30, 2001.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MILL CREEK RESEARCH, INC.
                                       (Registrant)

Date: January 28, 2002                  /s/ Rita Thomas
                                        ----------------------
                                        Rita Thomas, President