Form 10QSB
period 2002-03-31
MILL CREEK RESEARCH INC
filed 2003-03-21
CIK 1116773

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                                   (Mark One)
        X...Quarterly report under section 13 or 15(d) of the Securities
               Exchange Act of 1934 for the quarterly period ended
                                 March 31, 2002

        ....Transition report under section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the transition period from _________ to _________


                          Commission File No.: 0-30875


                            MILL CREEK RESEARCH, INC.
                     (Name of small business in its charter)

                Utah                                         87-0633677
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

               481 N. Sernado St., Orange, California     92869
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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2002 the following shares of common were outstanding: Common Stock, $.001 par value, 1,000,000 shares.

Transitional Small Business Disclosure
Format (Check one):                         Yes .....     No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the quarter ending March 31, 2002, and for the period from inception (June 3, 1999) through March 31, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.







                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)




                              FINANCIAL STATEMENTS
                          Quarter Ended March 31, 2002






Index to Financial Statements                       Page

Balance Sheet                                        2
Statement of Operations                              3
Statement of Stockholders' Equity                    4
Statements of Cash Flows                             5
Notes to Financial Statements                        6-8

                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (unaudited)

                                                         Three Months Ended
                                                         March 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                     $     0
OTHER ASSETS:
Organizational costs (net
of amortization)
TOTAL ASSETS                                                        0


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable
Accounts payable- related party                               $   100
                                                              -------
         Total Liabilities                                    $   100

STOCKHOLDERS' EQUITY
Common stock, $.001 par value;
100,000,000 shares authorized;
1,000,000 shares issued and
outstanding at March 31, 2002                                 $ 1,000

Preferred stock, $.001 par value;
40,000,000 shares authorized;
-0- shares issued and outstanding
at March 31, 2002

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


                                         MILL CREEK RESEARCH, INC.
                                       (A Development Stage Company)
                                          STATEMENTS OF OPERATIONS
                                                (unaudited)

                                            Three               Six             Nine              From
                                            Months             Months          Months          June 3,1999
                                            Ended               Ended           Ended          (Inception)
                                          Mar 31, 2002       Mar 31,2002     Mar 31, 2002      Mar 31, 2002
INCOME:
Revenue                                    $       0          $       0         $       0          $     0
TOTAL INCOME                               $       0          $       0         $       0          $     0

EXPENSES:
General, and Administrative                $       0          $       0         $       0          $    200
Amortization                               $                  $                 $
Total Expenses                             $       0          $       0         $       0          $    200
Net Profit/Loss(-) From Operations         $       0          $       0         $       0          $ ( 200)
Interest Income                            $       0          $       0         $       0
INCOME (LOSS) BEFORE INCOME TAXES          $                  $                 $                  $ ( 200)
Provision for income tax                   $       0          $       0         $       0
NET INCOME (LOSS)                          $                  $                 $                  $ ( 200)
NET INCOME (LOSS)
PER SHARE-BASIC AND DILUTED
                                           $   (.001)         $   (.001)        $   (.001)         $ (.001)
AVERAGE NUMBER OF SHARES OF COMMON STOCK
OUTSTANDING
                                           1,000,000          1,000,000         1,000,000        1,000,000




The accompanying notes are an integral part of these financial statements


                                   MILL CREEK RESEARCH, INC.
                                 (A Development Stage Company)
                          Statement of Stockholders' Equity (Deficit)


                                                                                       Deficit
                                                                                     Accumulated
                                   Common Stock          Additional                   During the
                            -----------------------       Paid-in     Subscription   Development
                             Shares         Amount        Capital      Receivable       Stage
                            ---------     ---------     ----------     ---------      ---------
Balance, June 3, 1999
 (Inception)                1,000,000     $   1,000     $     --       $    (900)     $    --

Net loss for the period
from inception on
June 3, 1999 through
June 30, 1999               1,000,000          --             --       $    (900)          (200)
                            ---------     ---------     ----------     ---------      ---------

Net loss for the period
 July 1, 1999 through
 June 30, 2000                   --            --             --            --                0
                            ---------     ---------     ----------     ---------      ---------

Balance
 June 30, 2000              1,000,000     $   1,000     $     --       $    (900)     $    (200)
                            =========     =========     ==========     =========      =========

Net loss for the period
 July 1, 2000 through
 June 30, 2001
                                 --            --             --            --                0
                            ---------     ---------     ----------     ---------      ---------

Balance
 June 30, 2001              1,000,000     $   1,000     $     --       $    (900)     $    (200)
                            =========     =========     ==========     =========      =========

Net loss for the period
 July 1, 2001 through
 Mar 31, 2002
                                 --            --             --            --                0
                            ---------     ---------     ----------     ---------      ---------

Balance
 Mar 31, 2002               1,000,000     $   1,000     $     --       $    (900)     $    (200)
                            =========     =========     ==========     =========      =========


The accompanying notes are an integral part of these financial statements.


                                           MILL CREEK RESEARCH, INC.
                                         (A Development Stage Company)
                                            STATEMENT OF CASH FLOWS
                                                  (unaudited)

                                                        Three           Six            Nine         Period from
                                                        Months         Months         Months         Inception
                                                        Ended          Ended          Ended        (6/3/99) thru
                                                    Mar 31, 2002    Mar 31, 2002    Mar 31,2002      3/31/2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                     $        0     $        0     $        0      $     (200)
Changes in Operating Assets & Liabilities:
   Common Stock issued for stock receivable                 --             --             --               900
   Decrease (increase) in subscription receivable           --             --             --              (900)
   Increase (decrease) in accounts payable            $        0     $        0     $        0      $      100
                                                      $        0     $        0     $        0      $     (100)
Net Cash (Used) by Operating Activities
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs
Corp. Promissory Note                                       --             --       $        0              --

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash                           --             --       $        0      $      100

Net Increase in Cash                                  $        0     $        0     $        0      $        0

Cash, Beginning of Period                             $        0     $        0     $        0      $        0

Cash, End of Period                                   $        0     $        0     $        0      $        0

The accompanying notes are an integral part of these financial statements.


                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2002

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

2.   STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001 per share. As of March 31, 2002 the Company had 1,000,000 shares outstanding.

Preferred Stock.

The authorized Preferred Stock of the Company consists of 40,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

3.  INCOME TAXES

There is no provision for income taxes for the period from June 3, 1999 (inception) to March 31, 2002 due to the zero net income and the net operating loss carryforward.

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

Results of Operations.

During the period from June 3, 1999 (inception) through March 31, 2002, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss of $200 since inception. The Company borrowed $200 from its principal shareholder in order to pay its general and administrative expenses.

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

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) There have been no reports on Form 8-K for the quarter ending March 31, 2002.

Signatures:

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mill Creek Research, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

     1.   I  have  reviewed  this  quarterly   report  on  Form  10-QSB  of  the
          Registrant;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;
     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
               b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and
               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):
               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and
     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         February 20, 2003                  Rita Thomas
                                            --------------------
                                            Rita Thomas, Chief Executive Officer


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MILL CREEK RESEARCH, INC.
                                  (Registrant)

Date: February 20, 2003             /s/ Rita Thomas
                                    ---------------
                                    Rita Thomas, President