Form 10KSB
period 2002-06-30
MILL CREEK RESEARCH INC
filed 2003-03-21
CIK 1116773

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10K-SB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________

                          COMMISSION FILE NO.: 0-30875


                            MILL CREEK RESEARCH, INC.
                            ------------------------
                     (Name of small business in its charter)

                       Utah                                   87-0633677
     (State or jurisdiction of incorporation                I.R.S. Employer
                 or organization)                         Identification No.)

         481 N. Sernado St., Orange, California              92869
         ---------------------------------------             -----
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

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K-SB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for the most recent fiscal year: $0

     The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of June 30, 2002 were 1,000,000. The aggregate number of shares of the voting stock held by non-affiliates on June 30, 2002 was 0. The Company's common is not traded on any exchange or other trading medium.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

         As of June 30, 2002, the Registrant had 1,000,000 shares of common stock issued and outstanding.

   Transitional Small Business Disclosure Format (check one): Yes      No   X
                                                                 -----    -----

PART I.

Item 1. Description of Business.

Mill Creek Research, Inc. (the Company) is a Utah corporation formed on June 3, 1999. Its principal place of business is located at 481 N. Sernado St., Orange, California 92869. The Company was organized to engage in any lawful corporate business, including but not limited to, participating in mergers with and acquisitions of other companies and/or businesses. The Company has been a developmental stage since inception and has no operating history other than organizational matters.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

         None.

Part II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.

(a)  Market Information.

         The Shares have not previously been traded on any securities exchange. There is no common stock of the Company that is subject to outstanding options or warrants to purchase, or securities convertible into that stock. There are 1,000,000 common shares of the Company outstanding at June 30, 2002.

(b) Holders of Common Equity.

     As of June 30, 2002, there was one shareholder of record of the Company's common stock.

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

Liquidity and Capital Resources.

     For the year ended June 30, 2002, the Company continued as a development stage company. The Company continues to incur limited development expenses, is deriving no revenues and has experienced an ongoing deficit in working capital. The Company's continued existence is dependent on its ability to obtain additional financing to proceed with its proposed plan of operations.

Capital Expenditures.

     No material capital expenditures were made during the year ended June 30, 2002.

Item 7.  Financial Statements.

INDEPENDENT AUDITORS' REPORT

Board of Directors
Mill Creek Research, Inc.
Irvine, CA 92606

I have audited the accompanying balance sheet of Mill Creek Research, Inc. (a development stage company), as of June 30, 2002, and the related statements of operations, stockholders' equity and cash flows for the period from inception (June 3, 1999) to June 30, 2002. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit in accordance with standards established by the American Institute of Certified Public Accountants.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mill Creek Research, Inc. as of June 30, 2002, and the results of its operations and its cash flows for the period from inception (June 3, 1999) to June 30, 2002 in conformity with generally accepted accounting principles.

Banker & Co.

/s/Jitendra Shantikumar Banker
------------------------------
Jitendra Shantikumar Banker, C.P.A.

(License No. 01696129)
Certified Public Accountant
Costa Mesa, California

March 17, 2003

                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2002


                                                   June 30, 2002   June 30, 2001
                                                   -------------   -------------
ASSETS
CURRENT ASSETS:
Cash                                                  $     0        $     0
Accounts Receivable                                   $     0        $     0
TOTAL CURRENT ASSETS                                  $     0        $     0
                                                      -------        -------
ORGANIZATIONAL COSTS, NET                             $     0        $     0
                                                      -------        -------

TOTAL ASSETS                                          $     0        $     0
                                                      =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable                                      $   100        $   100
TOTAL CURRENT LIABILITIES                             $     0        $     0
LONG-TERM DEBT                                        $     0        $     0
TOTAL LIABILITIES                                     $     0        $     0
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value
authorized 100,000,000 shares issued and
outstanding at June 30, 2000,
1,000,000 shares                                         --          $ 1,000
June 30, 2001, 1,000,000 shares                       $ 1,000           --

Stock Subscription Receivable                         $  (900)       $  (900)
Additional paid in Capital                            $     0        $     0
Deficit Accumulated During Development Stage          $  (200)       $  (200)
                                                      -------        -------

TOTAL STOCKHOLDERS' EQUITY                            $  (100)       $  (100)
                                                      -------        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $     0        $     0
                                                      =======        =======

          See accompanying notes to financial statements & audit report



                                  MILL CREEK RESEARCH, INC.
                                (A Development Stage Company)
                                   STATEMENT OF OPERATIONS
                                        June 30, 2002


                                                                               Inception
                                                                           (June 3, 1999) to
                                           June 30, 2002    June 30, 2001    June 30, 2002
INCOME:
Revenue                                     $         0      $         0      $         0
TOTAL INCOME                                $         0      $         0      $         0

EXPENSES:
General, and Administrative                 $         0      $         0      $       200
Amortization                                                                  $         0
Total Expenses                              $         0      $         0      $       200
Net Profit/Loss(-) From Operations          $         0      $         0      $      (200)
Interest Income                                                               $         0
INCOME (LOSS) BEFORE INCOME TAXES           $         0      $         0      $      (200)
Provision for income tax                                                      $         0
NET INCOME (LOSS)                           $         0      $         0      $      (200)
                                                                              ===========

NET INCOME (LOSS)                           $    (0.001)     $    (0.001)     $    (0.001)
PER SHARE-BASIC AND DILUTED
AVERAGE NUMBER OF SHARES OF COMMON STOCK      1,000,000        1,000,000        1,000,000
OUTSTANDING

                See accompanying notes to financial statements & audit report



                                              MILL CREEK RESEARCH, INC.
                                            (A Development Stage Company)
                                          STATEMENT OF STOCKHOLDERS' EQUITY
                                                    June 30, 2002


                                                                                                      (Deficit)
                                                                                    Additional      Accumulated
                                             Common       Stock       Paid-in      Subscription        During
                                             Shares       Amount      Capital       Receivable    Development Stage
Issued for cash and organizational
costs June 3, 1999 (Inception)
                                            1,000,000     $1,000     $        0      $     (900)           --

Net Income June 3, 1999 (inception) to
June 30, 1999                                    --         --             --              --        $     (200)

Balance June 30, 1999                       1,000,000      $1000     $        0      $     (900)     $     (200)
                                           ==========     ======     ==========      ==========      ==========

Net Income (Loss) to June 30, 2000               --         --             --              --        $        0

Balance June 30, 2000                       1,000,000      $1000     $        0      $     (900)     $     (200)
                                           ==========     ======     ==========      ==========      ==========

Net Income (Loss) to June 30, 2001
                                                 --         --             --              --        $        0
Balance June 30, 2001                       1,000,000      $1000     $        0      $     (900)     $     (200)
                                           ==========     ======     ==========      ==========      ==========

Net Income (Loss) to June 30, 2002
                                                 --         --             --              --        $        0
Balance June 30, 2002                       1,000,000      $1000     $        0      $     (900)     $     (200)
                                           ==========     ======     ==========      ==========      ==========


                            See accompanying notes to financial statements & audit report

                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                  June 30, 2002

                                                                  From Inception
                                                                   June 3, 1999
                                            June 30,     June 30,   to June 30,
                                              2002        2001         2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                             $   0       $   0       $(200)
Changes in Operating Assets & Liabilities:
     Common Stock issued for stock             --          --         $ 900
       receivable
     Decrease(increase) in subscription        --          --         $(900)
       receivable                                                      -----
     Increase (decrease) in accounts           --          --         $ 100
       payable                                                         -----

Net Cash (Used) In Operating Activities       $   0       $   0       $(100)
                                                                       -----

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash              --          --         $ 100
                                                                      -----


Net Increase (Decrease) in Cash               $   0       $   0       $   0

Cash, Beginning Period                        $   0       $   0       $   0
                                                                      =====

Cash, Ending Period                           $   0       $   0       $   0
                                                                      =====

          See accompanying notes to financial statements & audit report

                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY.

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

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128, (SFAS #128), "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of June 30, 2002, Mill Creek Research, Inc. had no dilutive common stock equivalents such as stock options.

NOTE 3- INCOME TAXES.

There is no provision for income taxes for the period ended June 3, 1999 (inception) to June 30, 2002 due to the zero net income.


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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         (a) Effective on March 17, 2003, the independent accountant who was previously engaged as the principal accountant to audit the Registrant's financial statements, Kurt D. Saliger, C.P.A., resigned. This accountant's reports on the financial statements for the past two years neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

         During the Registrant's two most recent fiscal years and any subsequent interim period preceding such resignation, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(b) 1 through 3 of Regulation S-B that occurred within the Registrant's two most recent fiscal years and the subsequent interim period preceding the former accountant's dismissal.

         (b) Effective on March 18, 2003, the firm of Banker & Co. was engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain the hew firm was approved by the Board of Directors. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to engaging that accountant, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

Part III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company.

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:


Name                    Position                  Term(s) of Office
----                    --------                  -----------------

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

RITA THOMAS

Rita Thomas, age 58, is president of Thomas & Associates, a paralegal service firm in Orange, California. From 1990 to present Ms. Thomas has provided legal support services including document and information research, teaching and litigation staff support for various legal firms. From 1985 to April, 1990, Ms. Thomas owned and operated Select Care Products, Inc., a company offering individual distributorship programs for pet care products. Ms. Thomas has been a financial consultant and an independent Life and Health Insurance Agent and Broker between 1986 and present. Between 1961 and 1989, Ms. Thomas has taught in public school and private school from kindergarten through university level in Louisiana, Virginia, Texas, Pennsylvania, Colorado, and California. Ms. Thomas was Director of Paralegal Studies, Orange Coast College, California from 1989 to 1991 where she was involved in administration of student and teacher activities and counseling of legal studies and teaching in legal and computer classes. Between 1965 and 1967, Ms. Thomas received her degrees in BA Education and MEd. from McNeese State University, Lake Charles, Louisiana where she was Director of Childcare Center. Ms. Thomas is the President and Director of Regency Capital West, Inc. and OTC Dreamwerks, Inc., both reporting public companies. Ms. Thomas received her juris doctorate degree in 1985 from Western State University, Fullerton, California.

Section 16(a) Compliance.

During the year ended June 30, 2002, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

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


                                    NUMBER OF SHARES
BENEFICIAL OWNER                    BENEFICIALLY OWNED        PERCENTAGE
-----------------                   ------------------        -----------

Rita Thomas                             1,000,000                100%
                                      -----------               ------


All Executive Officers                  1,000,000                100%
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

March 18, 2003                              MILL CREEK RESEARCH, INC.

                                            /s/ Rita Thomas
                                            ----------------------------
                                            Rita Thomas, President, COB


                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Mill Creek Research, Inc. (the "Registrant") on Form 10K-SB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

     1.   I have reviewed this report on Form 10K-SB of the Registrant;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;
     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:
               a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
               b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and
               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):
               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           March 18, 2003              /s/Rita Thomas
                                       --------------------
                                       Rita Thomas, Chief Executive Officer