Form 10QSB
period 2002-09-30
MILL CREEK RESEARCH INC
filed 2003-03-21
CIK 1116773

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                                   (Mark One)
        X...Quarterly report under section 13 or 15(d) of the Securities
               Exchange Act of 1934 for the quarterly period ended
                               September 30, 2002

        ....Transition report under section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from _________ to _______


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes ..X..No ....

Applicable only to issuers involved in bankruptcy proceedings during the past five years

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ..... No .....


Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2002 the following shares of common were outstanding: Common Stock, $.001 par value, 1,000,000 shares.

Transitional Small Business Disclosure
Format (Check one):  Yes .....     No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

     (a) The unaudited financial statements of registrant as of and for the quarter ending September 30, 2002, and for the period from inception (June 3, 1999) through September 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.




                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)




                              FINANCIAL STATEMENTS
                        Quarter Ended September 30, 2002

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

                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (unaudited)

                                                            Three Months
                                                      Ended September 30, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                    $     0
OTHER ASSETS:
Organizational costs (net
of amortization)
TOTAL ASSETS                                                       0


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable
Accounts payable- related party                              $   100
                                                             -------
         Total Liabilities                                   $   100

STOCKHOLDERS' EQUITY Common stock,
$.001 par value; 100,000,000 shares
authorized; 1,000,000 shares issued and
outstanding at September 30, 2002                            $ 1,000

Preferred stock, $.001 par value;
40,000,000 shares authorized; -0- shares issued and outstanding at September 30, 2002

Stock Subscription Receivable                                   (900)
Additional Paid in Capital
Deficit accumulated
during the development stage                                    (200)
                                                             -------
Total stockholders' equity                                   $  (100)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                         $     0

The accompanying notes are an integral part of these financial statements.

                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    Three             From
                                                    Months        June 3, 1999
                                                    Ended         (Inception)
                                                Sept 30, 2002    Sept 30, 2002

INCOME:
Revenue                                          $         0      $         0
TOTAL INCOME                                     $         0      $         0

EXPENSES:
General, and Administrative                      $         0      $       200
Amortization                                     $      --
Total Expenses                                   $         0      $       200
Net Profit/Loss(-) From Operations               $         0         $ ( 200)
Interest Income                                  $         0
INCOME (LOSS) BEFORE INCOME TAXES                $      --           $ ( 200)
Provision for income tax                         $         0
NET INCOME (LOSS)                                $      --           $ ( 200)
NET INCOME (LOSS)
PER SHARE-BASIC AND DILUTED
                                                 $     (.001)     $     (.001)
AVERAGE NUMBER OF SHARES OF COMMON STOCK
OUTSTANDING
                                                   1,000,000        1,000,000


The accompanying notes are an integral part of these financial statements


                                MILL CREEK RESEARCH, INC.
                              (A Development Stage Company)
                       Statement of Stockholders' Equity (Deficit)


                                                                              Deficit
                                                                             Accumulated
                              Common Stock        Additional                 During the
                          ---------------------    Paid-in    Subscription  Development
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
                          =========   =========   ==========   =========    =========

Net loss for the period
 July 1, 2001 through
 June 30, 2002
                               --          --           --          --              0
                          ---------   ---------   ----------   ---------    ---------


Balance
 June 30, 2002            1,000,000   $   1,000   $     --     $    (900)   $    (200)
                          =========   =========   ==========   =========    =========

Net loss for the period
 July 1, 2002 through
 Sept 30, 2002
                               --          --           --          --              0
                          ---------   ---------   ----------   ---------    ---------

Balance
 Sept 30, 2002            1,000,000   $   1,000   $     --     $    (900)   $    (200)
                          =========   =========   ==========   =========    =========

The accompanying notes are an integral part of these financial statements.

                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                   Three           Period from
                                                   Months          Inception
                                                   Ended           (6/3/99) thru
                                                   Sept 30, 2002   Sept 30, 2002
Cash Flows from Operating Activities:
Net Income (Loss)                                     $   0         $(200)
Changes in Operating Assets & Liabilities:
   Common Stock issued for stock receivable            --             900
   Decrease (increase) in subscription  receivable     --            (900)
   Increase (decrease) in accounts payable            $   0         $ 100
   Net Cash (Used) by Operating Activities                          $(100)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of organizational costs                      $   0         $ --
Corp. Promissory Note                                 $ --          $ --


CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock for cash                     $ --          $ 100

Net Increase in Cash                                  $   0         $   0

Cash, Beginning of Period                             $   0         $   0

Cash, End of Period                                   $   0         $   0





The accompanying notes are an integral part of these financial statements.

                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2002

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

2.   STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001 per share. As of September 30, 2002, the Company had 1,000,000 shares outstanding.

Preferred Stock.

The authorized Preferred Stock of the Company consists of 40,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

3.  INCOME TAXES

There is no provision for income taxes for the period from June 3, 1999 (inception) to September 30, 2002 due to the zero net income and the net operating loss carryforward.

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

Results of Operations.

During the period from June 3, 1999 (inception) through September 30, 2002, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss of $200 since inception. The Company borrowed $200 from its principal shareholder in order to pay its general and administrative expenses.

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

        (a) There have been no reports on Form 8-K for the quarter ending September 30, 2002.

Signatures:
                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mill Creek Research, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:


     1. I have reviewed this quarterly report on Form 10Q-SB of the Registrant;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;
     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:
               a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
               b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and
               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):
               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         March 13, 2003             Rita Thomas
                                    --------------------
                                    Rita Thomas, Chief Executive Officer








In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MILL CREEK RESEARCH, INC.
                                  (Registrant)

Date: March 13, 2003                /s/ Rita Thomas
                                    ---------------
                                    Rita Thomas, President