Form 10QSB
period 2002-12-31
MILL CREEK RESEARCH INC
filed 2003-03-21
CIK 1116773

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                                   (Mark One)
        X...Quarterly report under section 13 or 15(d) of the Securities
               Exchange Act of 1934 for the quarterly period ended
                                December 31, 2002

        ....Transition report under section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from _________ to ________


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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At December 31, 2002 the following shares of common were outstanding: Common Stock, $.001 par value, 1,000,000 shares.

Transitional Small Business Disclosure
Format (Check one):  Yes .....     No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

     (a) The unaudited financial statements of registrant as of and for the quarter ending December 31, 2002, and for the period from inception (June 3, 1999) through December 31, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)
                         Quarter Ended December 31, 2002
                                  BALANCE SHEET
                                   (unaudited)

                                                Three Months
                                                Ended December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                          $     0
OTHER ASSETS:
Organizational costs (net
of amortization)
TOTAL ASSETS                                             0


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable
Accounts payable- related party                    $   100
                                                   -------
         Total Liabilities                         $   100

STOCKHOLDERS' EQUITY Common stock,
$.001 par value; 100,000,000 shares
authorized; 1,000,000 shares issued and
outstanding at December 31, 2001                   $ 1,000

Preferred stock, $.001 par value;
40,000,000 shares authorized; -0- shares issued and outstanding at December 31, 2001

Stock Subscription Receivable                         (900)
Additional Paid in Capital
Deficit accumulated
during the development stage                          (200)
                                                   -------
Total stockholders' equity                         $  (100)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                               $     0

The accompanying notes are an integral part of these financial statements.


                                     MILL CREEK RESEARCH, INC.
                                   (A Development Stage Company)
                                     STATEMENTS OF OPERATIONS
                                            (unaudited)

                                            Three                     Six                 From
                                            Months                   Months            June 3, 1999
                                            Ended                    Ended             (Inception)
                                         Dec 31, 2002             Dec 31,2002         Dec 31, 2002
INCOME:
Revenue                                    $       0               $       0             $    0
TOTAL INCOME                               $       0               $       0             $    0

EXPENSES:
General, and Administrative                $       0               $       0             $    200
Amortization                               $                       $
Total Expenses                             $       0               $       0             $    200
Net Profit/Loss(-) From Operations         $       0               $       0             $ ( 200)
Interest Income                            $       0               $       0
INCOME (LOSS) BEFORE INCOME TAXES          $                       $                     $ ( 200)
Provision for income tax                   $       0               $       0
NET INCOME (LOSS)                          $                       $                     $ ( 200)
NET INCOME (LOSS)
PER SHARE-BASIC AND DILUTED
                                           $   (.001)              $   (.001)            $ (.001)
AVERAGE NUMBER OF SHARES OF COMMON STOCK
OUTSTANDING
                                           1,000,000               1,000,000           1,000,000

The accompanying notes are an integral part of these financial statements



                                     MILL CREEK RESEARCH, INC.
                                   (A Development Stage Company)
                            Statement of Stockholders' Equity (Deficit)


                                                                                        Deficit
                                                                                      Accumulated
                                   Common Stock        Additional                      During the
                            -----------------------      Paid-in     Subscription     Development
                             Shares         Amount       Capital      Receivable         Stage
                            ---------     ---------     ----------    ----------      ---------
Balance, June 3, 1999
 (Inception)                1,000,000     $   1,000     $     --       $    (900)     $    --

Net loss for the period
from inception on
June 3, 1999 through
June 30, 1999               1,000,000          --             --       $    (900)          (200)
                            ---------     ---------     ----------     ---------      ---------


Net loss for the period
 July 1, 1999 through
 June 30, 2000                   --            --             --            --                0
                            ---------     ---------     ----------     ---------      ---------

Balance
 June 30, 2000              1,000,000     $   1,000     $-             $    (900)     $    (200)
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
                            =========     =========     ==========     =========      =========

Net loss for the period
 July 1, 2002 through
 Dec 31, 2002
                                 --            --             --            --                0
                            ---------     ---------     ----------     ---------      ---------

Balance
 Dec 31, 2002               1,000,000     $   1,000     $     --       $    (900)     $    (200)
                            =========     =========     ==========     =========      =========

The accompanying notes are an integral part of these financial statements.


                              MILL CREEK RESEARCH, INC.
                            (A Development Stage Company)
                               STATEMENT OF CASH FLOWS
                                     (unaudited)

                                                  Three      Six        Period from
                                                  Months     Months     Inception
                                                  Ended      Ended      (6/3/99) thru
                                                  Dec 31,    Dec 31,    Dec 31,
                                                  2002       2002       2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                  $   0     $   0      $(200)
Changes in Operating Assets & Liabilities:
   Common Stock issued for stock receivable           --        --        900
   Decrease (increase) in subscription receivable     --        --       (900)
   Increase (decrease) in accounts payable         $   0     $   0      $ 100
Net Cash (Used) by Operating Activities            $   0     $   0      $(100)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of organizational costs
Corp. Promissory Note                               --       $   0       --

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock for cash                   --           0      $ 100

Net Increase in Cash                               $   0     $   0      $   0

Cash, Beginning of Period                          $   0     $   0      $   0

Cash, End of Period                                $   0     $   0      $   0

The accompanying notes are an integral part of these financial statements.


                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2002

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

2.   STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001 per share. As of December 31, 2002 the Company had 1,000,000 shares outstanding.

Preferred Stock.

The authorized Preferred Stock of the Company consists of 40,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

3.  INCOME TAXES

There is no provision for income taxes for the period from June 3, 1999 (inception) to December 31, 2002 due to the zero net income and the net operating loss carryforward.

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

Results of Operations.

During the period from June 3, 1999 (inception) through December 31, 2002, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss of $200 since inception. The Company borrowed $200 from its principal shareholder in order to pay its general and administrative expenses.

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

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) There have been no reports on Form 8-K for the quarter ending December 31, 2002.

Signatures

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mill Creek Research, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, RitaThomas, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:


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


        March 13, 2003              /s/Rita Thomas
                                    -----------------------
                                    Rita Thomas, Chief Executive Officer

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