Form 10QSB
period 2003-03-31
MILL CREEK RESEARCH INC
filed 2003-10-02
CIK 1116773

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10Q-SB


                                   (Mark One)
        X...Quarterly report under section 13 or 15(d) of the Securities
               Exchange Act of 1934 for the quarterly period ended
                                 March 31, 2003

        ....Transition report under section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the transition period from _________ to __________.

                          Commission File No.: 0-30875


                            MILL CREEK RESEARCH, INC.
                     (Name of small business in its charter)

                            Utah                      87-0633677
               (State or other jurisdiction of     (I.R.S. Employer
                incorporation or organization)    Identification No.)

                  481 N. Seranada St., Orange, California 92869
              (Address of principal executive officers) (Zip Code)

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2003 the following shares of common were outstanding: Common Stock, $.001 par value, 1,000,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes .....     No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

     (a) The unaudited financial statements of registrant as of and for the quarter ending March 31, 2003, and for the period from inception (June 3, 1999) through March 31, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                          Quarter Ended March 31, 2003

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



                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (unaudited)

                                                                Three Months
                                                           Ended March 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                        $     0
OTHER ASSETS:
Organizational costs (net
of amortization)
TOTAL ASSETS                                                           0


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable
Accounts payable- related party                                  $   100
                                                                 -------
         Total Liabilities                                       $   100

STOCKHOLDERS' EQUITY
Common stock, $.001 par value;
100,000,000 shares authorized;
1,000,000 shares issued and
outstanding at March 31, 2003                                    $ 1,000

Preferred stock, $.001 par value;
40,000,000 shares authorized; -0- shares issued and outstanding at March 31, 2003

Stock Subscription Receivable                                       (900)
Additional Paid in Capital
Deficit accumulated
during the development stage                                        (200)
                                                                 -------
Total stockholders' equity                                       $  (100)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                             $     0

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

The accompanying notes are an integral part of these financial statements


                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)


                                                                                    Deficit
                                                                                   Accumulated
                                   Common Stock         Additional                 During the
                                ----------------------   Paid-in     Subscription  Development
                                 Shares      Amount      Capital     Receivable       Stage
                                ---------   ----------   ---------    ---------    -----------
Balance, June 3, 1999
 (Inception)                    1,000,000   $   1,000   $     --      $    (900)  $      --

Net loss for the period
from inception on
June 3, 1999 through
June 30, 1999                   1,000,000        --           --      $    (900)       (200)
                                ---------   ----------   ---------    ---------    --------

Net loss for the period
 July 1, 1999 through
 June 30, 2000                       --          --           --           --             0
                                ---------   ----------   ---------    ---------    --------

Balance
 June 30, 2000                  1,000,000   $   1,000   $     --      $    (900)   $    (200)
                                =========   ==========   =========    =========    ========

Net loss for the period
 July 1, 2000 through
 June 30, 2001
                                    --           --          --           --             0
                                ---------   ----------   ---------    ---------    --------

Balance
 June 30, 2001                  1,000,000   $   1,000    $    --      $    (900)   $   (200)
                                =========   ==========   =========    =========    ========

Net loss for the period
 July 1, 2001 through
 June 30, 2002
                                    --           --          --           --             0
                                ---------   ----------   ---------    ---------    --------

Balance
 June 30, 2002                  1,000,000   $   1,000    $    --      $    (900)   $   (200)
                                =========   ==========   =========    =========    ========

Net loss for the period
 July 1, 2001 through
 March 31, 2003
                                    --           --          --           --             0
                                ---------   ----------   ---------    ---------    --------

Balance
 March 31, 2003                 1,000,000   $   1,000    $    --      $    (900)   $   (200)
                                =========   ==========   =========    =========    ========


The accompanying notes are an integral part of these financial statements.


                                             MILL CREEK RESEARCH, INC.
                                           (A Development Stage Company)
                                              STATEMENT OF CASH FLOWS
                                                    (unaudited)

                                                    Three             Six                Nine         Period from
                                                    Months            Months             Months        Inception
                                                    Ended             Ended               Ended      (6/3/99) thru
                                                    Mar 31, 2003      Mar 31, 2003   Mar 31,2003       3/31/2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                      $   0           $   0            $     0         $  (200)
Changes in Operating Assets & Liabilities:

   Common Stock issued for stock receivable                                                                 900
   Decrease (increase) in subscription receivable                                                          (900)
   Increase (decrease) in accounts payable             $   0           $   0             $     0         $  100
                                                       $   0           $   0             $     0         $ (100)
Net Cash (Used) by Operating Activities
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs
Corp. Promissory Note                                                                    $    0

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash                                                        $    0          $  100

Net Increase in Cash                                   $   0           $   0             $    0          $   0

Cash, Beginning of Period                              $   0           $   0             $    0          $   0

Cash, End of Period                                    $   0           $   0             $    0          $   0

The accompanying notes are an integral part of these financial statements.

                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2003

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

2.   STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001 per share. As of March 31, 2003 the Company had 1,000,000 shares outstanding.

Preferred Stock.

The authorized Preferred Stock of the Company consists of 40,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

3.  INCOME TAXES

There is no provision for income taxes for the period from June 3, 1999 (inception) to March 31, 2003 due to the zero net income and the net operating loss carryforward.

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

Results of Operations.

During the period from June 3, 1999 (inception) through March 31, 2003, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss of $200 since inception. The Company borrowed $200 from its principal shareholder in order to pay its general and administrative expenses.

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

        (a) There have been no reports on Form 8-K for the quarter ending March 31, 2003.

Signatures:

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mill Creek Research, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

         September 23, 2003                 Rita Thomas
                                            --------------------
                                            Rita Thomas, Chief Executive Officer

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MILL CREEK RESEARCH, INC.
                                    (Registrant)

Date: September 23, 2003            /s/ Rita Thomas
                                    ---------------
                                    Rita Thomas, President