Form 10KSB
period 2003-06-30
MILL CREEK RESEARCH INC
filed 2003-10-02
CIK 1116773

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10K-SB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________

                          COMMISSION FILE NO.: 0-30875


                            MILL CREEK RESEARCH, INC.
                            ------------------------
                     (Name of small business in its charter)

                            Utah                           87-0633677
                            ----                           ----------
           (State or jurisdiction of incorporation      I.R.S. Employer or
                        organization)                   Identification No.)

        481 N. Seranada St., Orange, California                92869
         --------------------------------------                -----
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

         The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of June 30, 2003 were 1,000,000. The aggregate number of shares of the voting stock held by non-affiliates on June 30, 2003 was 0. The Company's common is not traded on any exchange or other trading medium.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

         As of June 30, 2003, the Registrant had 1,000,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No    X   .
                                                              ----     -----

PART I.

Item 1. Description of Business.

Mill Creek Research, Inc. (the Company) is a Utah corporation formed on June 3, 1999. Its principal place of business is located at 481 N. Seranada St., Orange, California 92869. The Company was organized to engage in any lawful corporate business, including but not limited to, participating in mergers with and acquisitions of other companies and/or businesses. The Company has been a developmental stage since inception and has no operating history other than organizational matters.

The Company was incorporated by Mr. James Barber. He no longer holds any position with the Company, and holds none of the Company's outstanding common stock. On June 22, 1999, founder's shares of the Company's common stock were issued to Rita Thomas, the Company's sole officer and director. On April 18, 2003, Ms. Rita Thomas sold her 1,000,000 shares, to Stevens & Lee Investment Co., Inc. Ms. Rita Thomas retained her positions as Director, President and Secretary of the corporation.

On June 18, 2003, the Corporation entered into an agreement with Gemini Pharmaceuticals Corporation for the sale of the CD-ROM entitled "Drugs and Death, Profiles in Illegal Drug Abuse" and the Corporation opened a website (www.millcreekresearch.com) for the purpose of selling this CD.

Item 2.     Description of Property.

         None.

Item 3.      Legal Proceedings.

         The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the company has been threatened.

Item 4.   Submission of Matters to a Vote of Security Holders.

         At a shareholder meeting on April 18, 2003, the new shareholder, Stevens & Lee Investment Co., elected Rita Thomas as Director of the Company.

Part II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.

(a)  Market Information.

         The Shares have not previously been traded on any securities exchange. There is no common stock of the Company that is subject to outstanding options or warrants to purchase, or securities convertible into that stock. There are 1,000,000 common shares of the Company outstanding at June 30, 2003.

(b) Holders of Common Equity.

     On April 18, 2003, Ms. Rita Thomas sold her 1,000,000 shares, representing 100% of the total outstanding shares of the corporation to Stevens & Lee Investment Co., Inc. Ms. Rita Thomas retained her positions as Director, President and Secretary of the corporation. As of June 30, 2003, there was one shareholder of record of the Company's common stock.

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

Liquidity and Capital Resources.

For the year ended June 30, 2003, the Company continued as a development stage company. The Company continues to incur limited development expenses, is deriving no revenues and has experienced an ongoing deficit in working capital. The Company's continued existence is dependent on its ability to obtain additional financing to proceed with its proposed plan of operations. On June 18, 2003, the Corporation enter into an agreement with Gemini Pharmaceuticals Corporation for the sale of the CD-ROM entitled "Drugs and Death, Profiles in Illegal Drug Abuse" and the Corporation opened a website (www.millcreekresearch.com) for the purpose of selling this CD.

Capital Expenditures.

     No material capital expenditures were made during the year ended June 30, 2003.

Item 7.  Financial Statements.

INDEPENDENT AUDITORS' REPORT

Board of Directors
Mill Creek Research, Inc.
Orange, CA 92869

I have audited the accompanying balance sheet of Mill Creek Research, Inc. (a development stage company), as of June 30, 2003, and the related statements of operations, stockholders' equity and cash flows for the period from inception (June 3, 1999) to June 30, 2003. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit in accordance with standards established by the American Institute of Certified Public Accountants.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mill Creek Research, Inc. as of June 30, 2003, and the results of its operations and its cash flows for the period from inception (June 3, 1999) to June 30, 2003 in conformity with generally accepted accounting principles.

Banker & Co.
/s/Jitendra Shantikumar Banker
------------------------------
Jitendra Shantikumar Banker, C.P.A.
(License No. 01696129)
Certified Public Accountant
Costa Mesa, California
September 23, 2003

                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2003


                                                June 30, 2003    June 30, 2002
                                                -------------    -------------
ASSETS
CURRENT ASSETS:
Cash                                                  $0              $0
Accounts Receivable                                   $0              $0
TOTAL CURRENT ASSETS                                  $0              $0
                                                      --              --
ORGANIZATIONAL COSTS, NET                             $0              $0
                                                      --              --

TOTAL ASSETS                                          $0              $0
                                                      ==              ==

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable                                      $100            $100
TOTAL CURRENT LIABILITIES                             $0              $0
LONG-TERM DEBT                                        $0              $0
TOTAL LIABILITIES                                     $100            $100
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value authorized
100,000,000 shares issued and
outstanding at June 30, 2003, 1,000,000 shares
$1,000 June 30, 2002, 1,000,000 shares                                $1,000

Stock Subscription Receivable                         $(900)          $(900)
Additional paid in Capital                            $0              $0
Deficit Accumulated During Development Stage          $(200)          $(200)
                                                      ------          ------

TOTAL STOCKHOLDERS' EQUITY                            $(100)          $(100)
                                                      ------          ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $0              $0
                                                      ==              ==

          See accompanying notes to financial statements & audit report


                                  MILL CREEK RESEARCH, INC.
                                (A Development Stage Company)
                                   STATEMENT OF OPERATIONS
                                        June 30, 2003


                                                                             Inception (June 3,
                                                                                 1999) to
                                      June 30, 2003        June 30, 2002       June 30, 2003
INCOME:
Revenue                                    $0                   $0                  $0
TOTAL INCOME                               $0                   $0                  $0

EXPENSES:
General, and Administrative                $0                   $0                  $200
Amortization                                                                        $0
Total Expenses                             $0                   $0                  $200
Net Profit/Loss(-) From Operations         $0                   $0                  $(200)
Interest Income                                                                     $0
INCOME (LOSS) BEFORE INCOME TAXES          $0                   $0                  $(200)
Provision for income tax                                                            $0
NET INCOME (LOSS)                          $0                   $0                  $(200)
                                                                                    ======

NET INCOME (LOSS)                          $(0.001)             $(0.001)            $(0.001)
PER SHARE-BASIC AND DILUTED
AVERAGE NUMBER OF SHARES OF COMMON STOCK   1,000,000            1,000,000           1,000,000
OUTSTANDING

                See accompanying notes to financial statements & audit report

                                              MILL CREEK RESEARCH, INC.
                                            (A Development Stage Company)
                                          STATEMENT OF STOCKHOLDERS' EQUITY
                                                    June 30, 2003


                                                                                                         (Deficit)
                                                                                       Additional        Accumulated
                                                                          Paid-in      Subscription      During
                                         Common Shares  Stock Amount      Capital      Receivable        Development Stage
Issued for cash and organizational
costs June 3, 1999 (Inception)
                                         1,000,000      $1,000              $0           $(900)

Net Income June 3, 1999 (inception) to
June 30, 1999                                                                                              $(200)

Balance June 30, 1999                    1,000,000      $1000               $0           $(900)            $(200)
                                         =========      =====               ==           ======            ======

Net Income (Loss) to June 30, 2000                                                                         $0

Balance June 30, 2000                    1,000,000      $1000               $0           $(900)            $(200)
                                         =========      =====               ==           ======            ======

Net Income (Loss) to June 30, 2001
                                                                                                           $0
Balance June 30, 2001                    1,000,000      $1000               $0           $(900)            $(200)
                                         =========      =====               ==           ======            ======

Net Income (Loss) to June 30, 2002
                                                                                                           $0
Balance June 30, 2002                    1,000,000      $1000               $0           $(900)            $(200)
                                         =========      =====               ==           ======            ======

Net Income (Loss) to June 30, 2003
                                                                                                           $0
Balance June 30, 2003                    1,000,000      $1000               $0           $(900)            $(200)
                                         =========      =====               ==           ======            ======


                            See accompanying notes to financial statements & audit report


                                     MILL CREEK RESEARCH, INC.
                                   (A Development Stage Company)
                                      STATEMENT OF CASH FLOWS
                                           June 30, 2003

                                                                               From Inception June
                                                                                   3, 1999 to
                                        June 30, 2003        June 30, 2002        June 30, 2003
                                        =============        =============        =============
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                           $0                   $0                    $(200)
Changes in Operating Assets & Liabilities:
     Common Stock issued for stock
       receivable                                                                       $900
                                                                                       ------
     Decrease(increase) in subscription
       receivable                                                                      $(900)
                                                                                       ------
     Increase (decrease) in accounts
       payable                                                                         $ 100

Net Cash (Used) In
Operating Activities                        $0                   $0                    $(100)
                                                                                       ------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash                                                      $100
                                                                                       ----


Net Increase (Decrease) in Cash             $0                   $0                    $0

Cash, Beginning Period                      $0                   $0                    $0
                                                                                       ==

Cash, Ending Period                         $0                   $0                    $0
                                                                                       ==

                 See accompanying notes to financial statements & audit report

                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

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

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128, (SFAS #128), "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of June 30, 2003, Mill Creek Research, Inc. had no dilutive common stock equivalents such as stock options.


NOTE 3- INCOME TAXES.

There is no provision for income taxes for the period ended June 3, 1999 (inception) to June 30, 2003 due to the zero net income.

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

     The principal executive officers and directors of the Company are as follows:

Name                      Position                  Term(s) of Office
----------------------------------------------------------------------
Rita Thomas               President, Director       June 3, 1999 to
                                                    Present


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

Section 16(a) Compliance.

During the year ended June 30, 2003, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                              Position                   Filed Reports
--------------------------------------------------------------------------------
Rita Thomas                       President                       Yes
Stevens & Lee Inv. Co.            Shareholder                     Yes

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of June 30, 2003 by all stockholders known to each company to be beneficial owners of more than 5% of the outstanding common stock; each director; and all officers and directors of the Company as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):


                               NUMBER OF SHARES
BENEFICIAL OWNER               BENEFICIALLY OWNED        PERCENTAGE
----------------               ------------------        ----------

Stevens & Lee Inv. Co.              1,000,000               100%
Rita Thomas                                 0

All Executive Officers              1,000,000               100%
and Directors & Affiliates
As a group

Item 12.   Certain Relationships and Related Transactions.

In June, 1999, the Company issued 1,000,000 of its common stock to its sole Director and President, Ms. Thomas in exchange for the organizational services rendered to the company by her. On April 18, 2003, Ms. Rita Thomas sold her 1,000,000 shares, representing 100% of the total outstanding shares of the corporation to Stevens & Lee Investment Co., Inc. Ms. Rita Thomas retained her positions as Director, President and Secretary.

Item 13.  Exhibits and Reports on Form 8-K.
(1)       Reports filed on Form 8-K.

On April 18, 2003, the Company reported in Form 8-K that Ms. Rita Thomas sold her 1,000,000 shares, representing 100% of the total outstanding shares of the corporation to Stevens & Lee Investment Co., Inc. Ms. Rita Thomas retained her positions as Director, President and Secretary of the corporation.

On June 18, 2003, the Corporation reported in Form 8-K that it had entered into an agreement with Gemini Pharmaceuticals Corporation for the sale of the CD-ROM entitled "Drugs and Death, Profiles in Illegal Drug Abuse" and the Corporation opened a website (www.millcreekresearch.com) for the purpose of selling this CD.

Signatures:

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 23, 2003                           MILL CREEK RESEARCH, INC.

                                             /s/ Rita Thomas
                                             ---------------------------
                                             Rita Thomas, President, COB

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Mill Creek Research, Inc. (the "Registrant") on Form 10K-SB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

         September 23, 2003              /s/Rita Thomas
                                         --------------------
                                         Rita Thomas, Chief Executive Officer