Form 10QSB
period 2003-09-30
MILL CREEK RESEARCH INC
filed 2004-02-09
CIK 1116773

30;U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                                   (Mark One)
        X...Quarterly report under section 13 or 15(d) of the Securities
               Exchange Act of 1934 for the quarterly period ended
                               September 30, 2003

        ....Transition report under section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from _________ to_________

                          Commission File No.: 0-30875


                            MILL CREEK RESEARCH, INC.
                     (Name of small business in its charter)

                            Utah                   87-0633677
              (State or other jurisdiction of   (I.R.S. Employer
               incorporation or organization)  Identification No.)

                  481 N. Seranado St., Orange, California 92869
              (Address of principal executive officers) (Zip Code)

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


Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2003 the following shares of common were outstanding: Common Stock, $.001 par value, 2,575,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes .....     No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

     (a) The unaudited financial statements of registrant as of and for the quarter ending September 30, 2003, and for the period from inception (June 3, 1999) through September 30, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                        Quarter Ended September 30, 2003

        Index to Financial Statements                        Page
        Balance Sheet                                        2
        Statement of Operations                              3
        Statement of Stockholders' Equity                    4
        Statements of Cash Flows                             4
        Notes to Financial Statements                        5-7

                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                               September 30, 2003


                                                         Sept 30, 2003
ASSETS
CURRENT ASSETS:
Cash                                                       $0
Accounts Receivable                                        $0
TOTAL CURRENT ASSETS                                       $0
                                                           --
ORGANIZATIONAL COSTS, NET                                  $0
                                                           --

TOTAL ASSETS                                               $0
                                                           ==

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable                                           $100
TOTAL CURRENT LIABILITIES                                  $0
LONG-TERM DEBT                                             $0
TOTAL LIABILITIES                                          $100
                                                           ----

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value authorized 100,000,000
shares issued and outstanding at Sept 30, 2003,
2,575,000 shares                                           $2575

Stock Subscription Receivable                              $0
Additional paid in Capital                                 $0
Deficit Accumulated During Development Stage               ($2475)
                                                           -------

TOTAL STOCKHOLDERS' EQUITY                                 $100
                                                           ----

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $0
                                                           ==

          See accompanying notes to financial statements & audit report


                                     MILL CREEK RESEARCH, INC.
                                   (A Development Stage Company)
                                      STATEMENT OF OPERATIONS
                                           Sept 30, 2003


                                                                                    Inception (June 3,
                                           Three Months Ended   Three Months Ended  1999) to
                                           Sept 30, 2003        Sept 30, 2002       Sept 30, 2003
INCOME:
Revenue                                    $200                 $0                  $0
TOTAL INCOME                               $200                 $0                  $0

EXPENSES:
General, and Administrative                $0                   $0                  $0
Amortization                                                                        $0
Total Expenses                             $0                   $0                  $0
Net Profit/Loss(-) From Operations         $200                 $0                  $0
Interest Income                                                                     $0
INCOME (LOSS) BEFORE INCOME TAXES          $200                 $0                  $0
Provision for income tax                                                            $0
NET INCOME (LOSS)                          $200                 $0                  $0
                                                                                    ==

NET INCOME (LOSS)                          $(0.0001)            $(0.00)             $(0.00)
PER SHARE-BASIC AND DILUTED
AVERAGE NUMBER OF SHARES OF COMMON STOCK   2,575,000            1,000,000           1,000,000
OUTSTANDING

                   See accompanying notes to financial statements & audit report

                                                    MILL CREEK RESEARCH, INC.
                                                  (A Development Stage Company)
                                                STATEMENT OF STOCKHOLDERS' EQUITY
                                                          Sept 30, 2003


                                                                                         (Deficit)
                                                                        Additional       Accumulated
                                                          Paid-in       Subscription     During             Total Shareholders'
                            Common Shares   Stock Amount  Capital       Receivable       Development Stage  Equity
Issued for cash and
organizational costs June
3, 1999 (Inception)         1,000,000       $1,000        $0            $(900)

Net Income June 3, 1999
(inception) to June 30,
1999                                                                                     $(200)

Balance June 30, 1999       1,000,000       $1000         $0            $(900)           $(200)             ($100)
                            =========       =====         ==            ======           ======             ======

Net Income (Loss) to June
30, 2000                                                                                 $0
Balance June 30, 2000       1,000,000       $1000         $0            $(900)           $(200)             ($100)
                            =========       =====         ==            ======           ======             ======

Net Income (Loss) to June
30, 2001                                                                                 $0
Balance June 30, 2001       1,000,000       $1000         $0            $(900)           $(200)             ($100)
                            =========       =====         ==            ======           ======             ======

Net Income (Loss) to June
30, 2002                                                                                 $0
Balance June 30, 2002       1,000,000       $1000         $0            $(900)           $(200)             ($100)
                            =========       =====         ==            ======           ======             ======

Net Income (Loss) to June
30, 2003                                                                                 $0
Balance June 30, 2003       1,000,000       $1000         $0            $(900)           $(200)             ($100)
                            =========       =====         ==            ======           ======             ======

Stock Issued for Services   1,575,000       $1,575                                       ($1575)            $0
Subscription Payable paid                                               $900             ($900)             $0

Net Income (Loss) to Sept
30, 2003                                                                                 $200               $200
Balance Sept 30, 2003       2,575,000       $2,575        $0            $0               ($2,475)           $100
                            =========       ======        ==            ==               ========           ====


                                     See accompanying notes to financial statements & audit report

                                       MILL CREEK RESEARCH, INC.
                                     (A Development Stage Company)
                                        STATEMENT OF CASH FLOWS
                                           September 30, 2003


                                            Three Months Ended   Three Months Ended    From Inception June 3, 1999
                                            Sept 30, 2003        Sept 30, 2002         to Sept 30,2003
                                            -------------        -------------         ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                           $200                 $0                    $0
Changes in Operating Assets & Liabilities:

     Common Stock issued for stock          ($900)                                     ($900)
receivable
     Decrease(increase) in subscription     $900                 0                     $900
receivable
     Increase (decrease) in accounts                             0                     ($100)
                                                                                       ------
payable
Net Cash (Used) In
Operating                                   $200                 $0                    ($100)
                                                                                       ------
Activities

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash                                                      $100
                                                                                       ----


Net Increase (Decrease) in Cash             $200                 $0                    $0

Cash, Beginning Period                      $0                   $0                    $0
                                            ==                   ==                    ==

Cash, Ending Period                         $0                   $0                    $0
                                            ==                   ==                    ==

                     See accompanying notes to financial statements & audit report

                                                  -4-

                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2003

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

2.   STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001 per share. As of September 30, 2003, the Company had 2,575,000 shares outstanding.

Preferred Stock.

The authorized Preferred Stock of the Company consists of 40,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

3.  INCOME TAXES

There is no  provision  for  income  taxes  for the  period  from  June 3,  1999
(inception) to September 30, 2003 due to the zero net income and the net operating loss carryforward.

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

Results of Operations.

During the period from June 3, 1999 (inception) through September 30, 2003, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. The Company has received $200 revenue during this period. The Company has experienced a net loss of $0 since inception. The Company had previously borrowed $200 from its principal shareholder in order to pay its general and administrative expenses.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.
Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash. In August, the Company issued 1,575,000 common shares at par value for services rendered to the Company. The Company approved $900 credit to Rita Thomas for services to the company against the $900 stock subscription debt owed by Ms. Thomas.

On July 29, 2003, the Company entered into an agreement with Safe Solutions, Inc., as Texas corporation engaged in the manufacturer skin products containing prickly pear cactus juice. Safe Solutions agreed to exchange 2,729,239 common shares, which represents all of its outstanding shares of common stock, with the par value of $0.0001, to procure 2,729,239 shares of common stock of Mill Creek, which represents 51.45% of the issued, and outstanding stock of Mill Creek. For federal income tax purposes, the Exchange is intended to constitute a reorganization within the meaning of Section 368(a) of the Internal Revenue Code. The exchange agreement is subject to the approval of the shareholders of both companies. On September 24, 2003, the shareholders of Safe Solutions, Inc. approved the exchange agreement with the Company.

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

        (a) There have been no reports on Form 8-K for the quarter ending September 30, 2003.

Signatures:
                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mill Creek Research, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:


       1.I have reviewed this quarterly report on Form 10Q-SB of the Registrant;


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


January 28, 2004                    Rita Thomas
                                    --------------------
                                    Rita Thomas, Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of US Biodefense, Inc. (formerly Piedmont, Inc.) (the "Registrant") on Form 10-QSB for the quarterly period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chief Executive Officer and Chief Financial Officer of the Registrant, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and
2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the issuer; and
3. A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MILL CREEK RESEARCH, INC.
                                    (Registrant)

Date: January 28, 2004              /s/ Rita Thomas
                                    ---------------
                                    Rita Thomas,
                                    Chief Executive Officer and
                                    Chief Financial Officer of the Registrant