Form 10QSB
period 2003-12-31
MILL CREEK RESEARCH INC
filed 2004-02-09
CIK 1116773

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                                   (Mark One)
        X...Quarterly report under section 13 or 15(d) of the Securities
               Exchange Act of 1934 for the quarterly period ended
                                December 31, 2003

        ....Transition report under section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from _________ to_______


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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At December 31, 2003 the following shares of common were outstanding: Common Stock, $.001 par value, 2,575,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes .....     No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

     (a) The unaudited financial statements of registrant as of and for the quarter ending December 31, 2003, and for the period from inception
         (June 3, 1999) through December 31, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)
                         Quarter Ended December 31, 2003

                                                                    Dec 31, 2003
ASSETS
CURRENT ASSETS:
Cash                                                                      $   0
Accounts Receivable                                                       $   0
TOTAL CURRENT ASSETS                                                      $   0
                                                                          -----
ORGANIZATIONAL COSTS, NET                                                 $   0
                                                                          -----

TOTAL ASSETS                                                              $   0
                                                                          =====

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable                                                          $ 100
TOTAL CURRENT LIABILITIES                                                 $   0
LONG-TERM DEBT                                                            $   0
TOTAL LIABILITIES                                                         $ 100
                                                                          -----

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value authorized
100,000,000 shares issued and outstanding at
Dec 31, 2003, 2,575,000 shares                                            $2575

Stock Subscription Receivable                                             $   0
Additional paid in Capital                                                $   0
Deficit Accumulated During Development Stage                             ($2475)
                                                                          -----

TOTAL STOCKHOLDERS' EQUITY                                                $ 100
                                                                          -----

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $   0
                                                                          =====

          See accompanying notes to financial statements & audit report

                                  MILL CREEK RESEARCH, INC.
                                (A Development Stage Company)
                                   STATEMENT OF OPERATIONS
                                         Dec 31, 2003


                                                                                    Inception (June 3,
                                           Six Months Ended     Six Months Ended    1999) to
                                           Dec 31, 2003         Dec 31, 2002        Dec 31, 2003
INCOME:
Revenue                                    $200                 $0                  $0
TOTAL INCOME                               $200                 $0                  $0

EXPENSES:
General, and Administrative                $0                   $0                  $0
Amortization                                                                        $0
Total Expenses                             $0                   $0                  $0
Net Profit/Loss(-) From Operations         $200                 $0                  $0
Interest Income                                                                     $0
INCOME (LOSS) BEFORE INCOME TAXES          $200                 $0                  $0
Provision for income tax                                                            $0
NET INCOME (LOSS)                          $200                 $0                  $0
                                                                                    ==

NET INCOME (LOSS)                          $(0.0001)            $(0.0001)           $(0.00)
PER SHARE-BASIC AND DILUTED
AVERAGE NUMBER OF SHARES OF COMMON STOCK   2,575,000            1,000,000           2,575,000
OUTSTANDING

                See accompanying notes to financial statements & audit report



                                  MILL CREEK RESEARCH, INC.
                                (A Development Stage Company)
                              STATEMENT OF STOCKHOLDERS' EQUITY
                                         Dec 31, 2003


                                                                          (Deficit)
                                                             Additional   Accumulated
                                                             Subscription During         Total
                            Common       Stock      Paid-in  Receivable   Development    Share-holders'
                            Shares       Amount     Capital               Stage          Equity
Issued for cash and
organizational costs June
3, 1999 (Inception)         1,000,000    $1,000     $0       $(900)

Net Income June 3, 1999
(inception) to June 30,
1999                                                                      $(200)

Balance June 30, 1999       1,000,000    $1000      $0       $(900)       $(200)         ($100)
                            =========    =====      ==       ======       ======         ======

Net Income (Loss) to June
30, 2000                                                                  $0
Balance June 30, 2000       1,000,000    $1000      $0       $(900)       $(200)         ($100)
                            =========    =====      ==       ======       ======         ======

Net Income (Loss) to June
30, 2001                                                                  $0
Balance June 30, 2001       1,000,000    $1000      $0       $(900)       $(200)         ($100)
                            =========    =====      ==       ======       ======         ======

Net Income (Loss) to June
30, 2002                                                                  $0
Balance June 30, 2002       1,000,000    $1000      $0       $(900)       $(200)         ($100)
                            =========    =====      ==       ======       ======         ======

Net Income (Loss) to June
30, 2003                                                                  $0
Balance June 30, 2003       1,000,000    $1000      $0       $(900)       $(200)         ($100)
                            =========    =====      ==       ======       ======         ======

Stock Issued for Services   1,575,000    $1,575                           ($1575)        $0
Subscription Payable paid                                    $900         ($900)         $0

Net Income (Loss) to Dec
31, 2003                                                                  $200           $200
Balance Dec 31, 2003        2,575,000    $2,575     $0       $0           ($2,475)       $100
                            =========    ======     ==       ==           ========       ====


                See accompanying notes to financial statements & audit report




                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                  Dec 31, 2003

                                                               Six Months       From Inception
                                            Six Months Ended   Ended            June 3, 1999 to
                                            Dec 31, 2003       Dec 31, 2002     Dec 31, 2003
                                            ============       ============     ============
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
                                            ==                 ==               ==

          See accompanying notes to financial statements & audit report



The accompanying notes are an integral part of these financial statements.

                                      -5-

                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2003

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

2.   STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001 per share. As of December 31, 2003 the Company had 2,575,000 shares outstanding.

Preferred Stock.

The authorized Preferred Stock of the Company consists of 40,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

3.  INCOME TAXES

There is no  provision  for  income  taxes  for the  period  from  June 3,  1999
(inception) to December 31, 2003 due to the zero net income and the net operating loss carryforward.

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

On July 29, 2003, the Company entered into an agreement with Safe Solutions, Inc., as Texas corporation engaged in the manufacturer skin products containing prickly pear cactus juice. Safe Solutions agreed to exchange 2,729,239 common shares, which represents all of its outstanding shares of common stock, with the par value of $0.0001, to procure 2,729,239 shares of common stock of Mill Creek, which represents 51.45% of the issued, and outstanding stock of Mill Creek. For federal income tax purposes, the Exchange is intended to constitute a reorganization within the meaning of Section 368(a) of the Internal Revenue Code. The exchange agreement is subject to the approval of the shareholders of both companies. On September 24, 2003, the shareholders of Safe Solutions, Inc. approved the exchange agreement with the Company. The Company is proceeding with the audit of Safe Solutions, Inc. and will be filing its Form 8-K within an estimated 30 days.

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

        (a) There have been no reports on Form 8-K for the quarter ending December 31, 2003.

Signatures

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mill Creek Research, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, RitaThomas, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:



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


        January 28, 2004            /s/Rita Thomas
                                    -----------------------
                                    Rita Thomas, Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of US Biodefense, Inc. (formerly Piedmont, Inc.) (the "Registrant") on Form 10-QSB for the quarterly period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chief Executive Officer and Chief Financial Officer of the Registrant, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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