Form 10KSB
period 2003-12-31
MILL CREEK RESEARCH INC
filed 2004-09-03
CIK 1116773

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10K-SB
(Mark One)
[X]      ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31,2003
                                       OR

[ ]      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
EXCHANGE  ACT OF 1934 FOR THE  TRANSITION  PERIOD FROM ________ TO _________

                          COMMISSION FILE NO.: 0-30875


                            MILL CREEK RESEARCH, INC.
                            ------------------------
                     (Name of small business in its charter)

                Utah                                      87-0633677
                ----                                      ----------
   (State or jurisdiction of incorporation              (I.R.S.Employer
    or organization)                                     Identification No.)


     1007 N. Cactus Trail, Seymour, Texas                   76380
     ------------------------------------                   -----
   (Address of principal executive offices)               (Zip Code)

     481 N. Seranada St., Orange, California                92869
     ----------------------------------------               -----
   (Previous address of principal executive offices)      (Zip Code)

        Registrant's telephone number: (877) 554-5222 fax: (940) 888-1060
                                       ----------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X _______ No

     Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K-SB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for the most recent fiscal year: $200

     The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of December 31, 2003 was 2,575,000. The Company's common stock is not traded on any exchange or other trading medium.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

     As of December 31, 2003, the Registrant had 2,750,000 shares of common stock issued and outstanding.

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

On July 29, 2003, the Company entered into an agreement with Safe Solutions, Inc., a Texas corporation engaged in the manufacturer skin products containing prickly pear cactus juice. Safe Solutions agreed to exchange 2,729,239 common shares, which represents all of its outstanding shares of common stock, with the par value of $0.0001, to procure 2,729,239 shares of common stock of Mill Creek, which represents 51.45% of the issued, and outstanding stock of Mill Creek. For federal income tax purposes, the Exchange is intended to constitute a reorganization within the meaning of Section 368(a) of the Internal Revenue Code. The exchange agreement was subject to the approval of the shareholders of both companies. On September 24, 2003, the shareholders of Safe Solutions, Inc. approved the exchange agreement with the Company. The Company proceeded with the audit of Safe Solutions, Inc. and filing its Form 8-K regarding the reorganization on June 23, 2004. The Company issued the 2,729,239 common shares to the shareholders of Safe Solutions, Inc., on April 13, 2004. On June 25, 2004, the Board of Directors approved the change of the Company's fiscal year from June 30th to December 31 and changing the corporate offices to those of Safe Solutions, Inc., in Seymour, Texas.

Item 2.  Description of Property.

     The Company is leasing its manufacturing facilities from the Seymour Development Corporation for $1500 per month, for a five year term, with an option to buy.

Item 3.  Legal Proceedings.

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the company has been threatened.

Item 4.  Submission of Matters to a Vote of Security Holders.

     At a shareholder meeting on April 18, 2003, the new shareholder, Stevens & Lee Investment Co., elected Rita Thomas as Director of the Company. On July 11, 2003, the shareholders elected Thad Morris, Rita Thomas, and Tony Crews are new directors of the Company. On August 15, 2003, the shareholders approved the "Agreement and Plan of Reorganization" with Safe Solutions, Inc. On September 24, 2003, the shareholders of Safe Solutions, Inc. voted to approve the Agreement and Plan of Reorganization with Mill Creek Research, Inc. The Company issued the 2,729,239 common shares to the 113 shareholders of Safe Solutions, Inc., in exchange for their shares, on a one for one basis, on April 13, 2004.

Part II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.

(a)  Market Information.

The Shares have not previously been traded on any securities exchange. There is no common stock of the Company that is subject to outstanding options or securities convertible into that stock. There are 2,575,000 common shares of the Company outstanding at December 31, 2003. The Company issued the 2,729,239 common shares to the 113 shareholders of Safe Solutions, Inc., in exchange for their shares, on a one for one basis, on April 13, 2004. There is currently outstanding 20 warrants to purchase 880,800 shares of the Company's Common Stock, at prices ranging from $0.30 to $1.00 per share.

(b) Holders of Common Equity.

     On April 18, 2003, Ms. Rita Thomas sold her 1,000,000 shares, representing 100% of the total outstanding shares of the corporation to Stevens & Lee Investment Co., Inc. Ms. Rita Thomas retained her positions as Director, President and Secretary of the corporation. As of December 31, 2003, there were four shareholder of record of the Company's common stock. The Company issued the 2,729,239 common shares to the 113 shareholders of Safe Solutions, Inc., in exchange for their shares, on a one for one basis, on April 13, 2004.

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

Operations

The Company has been engaged in organizational activities since it was incorporated on June 3, 1999. From June 3, 1999 to June, 2003, Mill Creek has only been in the organizational phase. On June 18, 2003, the Company issued a statement regarding its new website to sell the CD-ROM entitled "Drugs and Death, Profiles of Illegal Drug Abuse." The Company is presently selling this multimedia CD-ROM on its website www.millcreekresearch.com. Over the next 12 months, Mill Creek intends to concentrate its efforts into further development and enhancement of its website (www.millcreekresearch.com) and provide credit card payment solutions.

On July 29, 2003, the Company entered into an Agreement and Plan of Reorganization to acquire Safe Solutions, Inc. ("Safe Solutions"), a Texas Corporation. This agreement provided for the Company to issue 2,729,239 shares of its common stock to the shareholders of Safe Solutions and reserve for issuance 880,000 shares of its common stock for issuance upon exercise of Safe Solutions' outstanding warrants, which will be converted into warrants to purchase the Company's common stock, upon the same terms and conditions of the outstanding Safe Solutions warrants. Safe Solutions is in the business of manufacturing various skin care and pet care products utilizing extracts from the prickly pear cactus, all with insect rebuffing/repellent properties. Safe Solutions intends to concentrate its efforts into further development and enhancement of its website (www.CactusJuicetm.com) and provide credit card payment solutions. These changes will include additional information and articles of interest to consumers. Safe Solutions will be operated as a wholly owned subsidiary of Mill Creek Research, Inc. The Company issued the 2,729,239 common shares to the 113 shareholders of Safe Solutions, Inc., in exchange for their shares, on a one for one basis, on April 13, 2004.

The Company has no present intentions of making any significant purchases of equipment in the next twelve months.

Liquidity and Capital Resources.

For the year ended December 31, 2003, the Company continued as a development stage company. The Company's continued existence is dependent on its ability to obtain additional financing to proceed with its proposed plan of operations. On June 18, 2003, the Corporation enter into an agreement with Gemini Pharmaceuticals Corporation for the sale of the CD-ROM entitled "Drugs and Death, Profiles in Illegal Drug Abuse" and the Corporation opened a website (www.millcreekresearch.com) for the purpose of selling this CD.

Capital Expenditures.

         No material capital expenditures were made during the year ended December 31, 2003.

Item 7.  Financial Statements.

INDEPENDENT AUDITORS' REPORT

Board of Directors
Mill Creek Research, Inc.
Seymour, Texas 76380

I have audited the accompanying combined balance sheet of Mill Creek Research, Inc. as of December 31, 2003, and the related combined statements of operations, stockholders' equity and cash flows for the period from inception (June 3, 1999) to December 31, 2003. These combined financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit in accordance with standards established by the American Institute of Certified Public Accountants.

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

In my opinion, except for inventory that was not observed and the entity's ability to continue as a going concern without continued financial support, the combined financial statements referred to above present fairly, in all material respects, the financial position of Mill Creek Research, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the period from inception (June 3, 1999) to December 31, 2003 in conformity with generally accepted accounting principles.

Banker & Co.
/s/Jitendra Shantikumar Banker
------------------------------
Jitendra Shantikumar Banker, C.P.A.
(License No. 01696129)
Certified Public Accountant
Costa Mesa, California
August 10, 2004

                            MILL CREEK RESEARCH, INC.
                             COMBINED BALANCE SHEET
                                December 31, 2003
Assets:
Current Assets
   Cash                                                               $  54,592
   Accounts Receivable                                                $  22,050
   Inventory                                                          $ 105,357
Total Current Assets                                                  $ 181,999

Property, Plant and Equipment:
     Equipment                                                        $ 105,857

Other Assets:
Goodwill arising on consolidation                                     $ 647,691

                                                                      $ 935,547
Total Assets

Liabilities And Shareholders Equity:
Current Liabilities
   Accounts Payable                                                   $  60,686
Total Current Liabilities                                             $  60,686
   Long Term Debt                                                     $ 874,961
Total Liabilities                                                     $ 935,647
Shareholders' Equity:
   Common Shares                                                      $   2,575
   Stock Subscription Receivable
   Additional Paid-In Capital
   Accumulated Deficit                                                $  (2,675)
 Total Shareholders' Equity                                           ($    100)
 Total Liabilities and Shareholders'Equity                            $ 935,547

See accompanying notes to financial statements & audit report

                            MILL CREEK RESEARCH, INC.
                        COMBINED STATEMENT OF OPERATIONS
                                December 31, 2003

                                                               From June 3, 1999
                                          Year Ended           (Inception) to
                                          Dec 31, 2003         Dec 31, 2003

Sales                                     $200                 $200
Cost of Sales
Gross Profit                              $200                 $200

Operating Expenses                        $200                 $200
Interest Income

Net Income (Loss)                         $0                   $0

Net Loss Per Share                        Nil                  Nil

Weighted Average Shares                   2,575,000            2,575,000
Outstanding

See accompanying notes to financial statements & audit report

                            MILL CREEK RESEARCH, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                December 31, 2003

                                                                                           (Deficit)
                                                                                           Accumulated   Total
                                                                            Additional     During        Share-
                                      Common         Stock       Paid-in    Subscription   Development   Holder
                                      Shares         Amount      Capital    Receivable     Stage         Equity
Issued for cash and
organizational costs June 3, 1999
(Inception)                           1,000,000      $1,000      $0         $(900)

Net Income June 3, 1999 (inception)
to June 30, 1999                                                                           $(200)

Balance June 30, 1999                 1,000,000      $1000       $0         $(900)         $(200)        ($100)
                                      =========      =====       ==         ======         ======        ======

Net Income (Loss) to June 30,
2000                                                                                       $0
Balance June 30, 2000                 1,000,000      $1000       $0         $(900)         $(200)        ($100)
                                      =========      =====       ==         ======         ======        ======

Net Income (Loss) to June 30,
2001                                                                                       $0
Balance June 30, 2001                 1,000,000      $1000       $0         $(900)         $(200)        ($100)
                                      =========      =====       ==         ======         ======        ======

Net Income (Loss) to June 30,
2002                                                                                       $0
Balance June 30, 2002                 1,000,000      $1000       $0         $(900)         $(200)        ($100)
                                      =========      =====       ==         ======         ======        ======

Net Income (Loss) to June 30,
2003                                                                                       $0
Balance June 30, 2003                 1,000,000      $1000       $0         $(900)         $(200)        ($100)
                                      =========      =====       ==         ======         ======        ======
Stock Issued for Services             1,575,000      $1575                                 ($1575)        $0
Subscription Payable Paid                                                     $900         ($900)         $0
Net Income (Loss) to Dec 31, 2003                                                           $0            $0
Balance Dec 31, 2003                  2,575,000      $2,575        $0         $0           ($2,675)      ($100)
                                      =========      ======        ==         ==           ========      ======

See accompanying notes to financial statements & audit report

                            MILL CREEK RESEARCH, INC.
                        COMBINED STATEMENT OF CASH FLOWS
                                December 31, 2003


                                                               From June 3, 1999
                                             Year Ended        (Inception)
                                             Dec 31, 2003      To Dec 31, 2003
  Cash Flows from Operating Activities
       Net Income (Loss)                           $0                $0
       Stock Issued for Services
       Depreciation and Amortization
       Increase (Decrease) in Assets
       Increase (Decrease) in Liabilities
  Net Cash Used in Operations                      $0                $0

  Cash Flows from Investing Activities
       Purchase of Note Receivable
       Acquisition of subsidiary                   $54,592           $54,592
  Net Cash Used in Investing                       $54,592           $54,592

  Cash Flows from Financing Activities
  Net Cash Provided by Financing

  Net Increase(Decrease) in Cash                   $54,592           $54,592


  Cash, Beginning                                  $0                $1000

  Cash December 31, 2003                           $54,592           $54,592

See accompanying notes to financial statements & audit report

                            MILL CREEK RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY.

Mill Creek Research, Inc. was incorporated on June 3, 1999 under the laws of the State of Utah. Mill Creek Research, Inc. was organized to engage in any lawful activity. From June 3, 1999 to June, 2003, Mill Creek has only been in the organizational phase. On June 18, 2003, the Company issued a statement regarding its new website to sell the CD-ROM entitled "Drugs and Death, Profiles of Illegal Drug Abuse." The Company is presently selling this multimedia CD-ROM on its website www.millcreekresearch.com. Over the next 12 months, Mill Creek intends to concentrate its efforts into further development and enhancement of its website (www.millcreekresearch.com) and provide credit card payment solutions.

On July 29, 2003, the Company entered into an Agreement and Plan of Reorganization to acquire Safe Solutions, Inc. ("Safe Solutions"), a Texas Corporation. This agreement provided for the Company to issue 2,729,239 shares of its common stock to the shareholders of Safe Solutions and reserve for issuance 880,000 shares of its common stock for issuance upon exercise of Safe Solutions' outstanding warrants, which will be converted into warrants to purchase the Company's common stock, upon the same terms and conditions of the outstanding Safe Solutions warrants. Safe Solutions is in the business of manufacturing various skin care and pet care products utilizing extracts from the prickly pear cactus, all with insect rebuffing/repellent properties. Safe Solutions intends to concentrate its efforts into further development and enhancement of its website (www.CactusJuicetm.com) and provide credit card payment solutions. These changes will include additional information and articles of interest to consumers. Safe Solutions is operated as a wholly owned subsidiary of Mill Creek Research, Inc. The Company issued the 2,729,239 common shares to the 113 shareholders of Safe Solutions, Inc., in exchange for their shares, on a one for one basis, on April 13, 2004.

The Company held a Board of Directors meeting on June 25, 2004 and changed the corporation's fiscal year end to December 31 from June 30, and changed the corporation's address to 1007 N. Cactus Trail, Seymour, Texas 76380.

The combined balance sheet is compiled as if the transaction had occurred on December 31, 2003. The combined statements of income and cash flows for the period ended on December 31, 2003 also give effect as if the acquisition had occurred on December 31, 2003.



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Accounting Method.

Mill Creek Research, Inc. records income and expenses on the accrual method.

Year End

The year ends of Mill Creek Research, Inc. and Safe Solutions is the calendar year ending on December 31.

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

Loss Per Share.

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128, (SFAS #128), "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2003, Mill Creek Research, Inc. had no dilutive common stock equivalents such as stock options.


NOTE 3- INCOME TAXES.

There is no provision for income taxes for the period ended June 3, 1999 (inception) to December 31, 2003 due to the negative net income.


NOTE 4- SHAREHOLDERS' EQUITY.

Common Stock.

The authorized common stock of Mill Creek Research, Inc. consists of 100,000,000 shares with a par value of $0.001 per share.


Preferred Stock.

The authorized Preferred Stock of Mill Creek Research, Inc. consists of 40,000,000 shares with a par value of $0.001 per share.

NOTE 5 - RELATED PARTY TRANSACTIONS.

The directors of Mill Creek Research, Inc., and Safe Solutions, Inc., its wholly owned subsidiary, are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between Mill Creek Research, Inc., Safe solutions, Inc., and the other business interests. Mill Creek Research, Inc. has not formulated a policy for the resolution of such conflicts.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Part III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company.

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:
Our directors and executive officers are as follows:

Name                Age              Positions                     Date
--------------------------------------------------------------------------------
Ms. Rita Thomas     60         President and Chairman of       June 3, 1999
                                 the Board of Directors         to Present

Mr. Tony Crews      50         Secretary/Treasurer/Director    July 11, 2003
                                                                to Present

Mr. Thad Morris     56                 Director                July 11, 2003
                                                                to Present


Rita Thomas, age 60, is president of Thomas & Associates, a paralegal service firm in Orange, California. From 1990 to present Ms. Thomas has provided legal support services including document and information research, teaching and litigation staff support for various legal firms. From 1985 to April, 1990, Ms. Thomas owned and operated Select Care Products, Inc., a company offering individual distributorship programs for pet care products. Ms. Thomas has been a financial consultant and an independent Life and Health Insurance Agent and Broker between 1986 and present. Between 1961 and 1989, Ms. Thomas has taught in public school and private school from kindergarten through university level in Louisiana, Virginia, Texas, Pennsylvania, Colorado, and California. Ms. Thomas was Director of Paralegal Studies, Pacific Coast College, Orange, California from 1989 to 1991 where she was involved in administration of student and teacher activities and counseling of legal studies and teaching in legal and computer classes. Between 1965 and 1967, Ms. Thomas received her degrees in BA Education and MEd. from McNeese State University, Lake Charles, Louisiana where she was Director of Childcare Center. Ms. Thomas is also the President and Director of Regency Capital West, Inc., Morgan Clark Management, Inc. and OTC Dreamwerks, Inc., all reporting public companies. Ms. Thomas received her juris doctorate degree in 1985 from Western State University, Fullerton, California.

Mr. C. L. "Tony" Crews, age 50, is the president of Northwest Funding, established in 1979 to broker and fund various commercial ventures consisting of medical and consumer lending. Mr. Crews has been associated with several Texas banks as director. He is currently working as a business consultant in addition to be President of Northwest Funding. Mr. Crews established a health care model know as "Medical Clinics of America", for hospitals to move into suburban markets. This current model is in use throughout the Southwest. He is also an executive director of a non-profit organization that matches first time, sub-prime homebuyers to a market of mortgage lenders.

H. Thad Morris, 56, is President and CEO of Gemini Medical Systems, a healthcare company located in San Clemente, CA. Mr. Morris has been in the healthcare business more than 30 years and has been an officer and director in public and private corporations. Mr. Morris served as President, CEO and Chairman of the Board of two, publicly traded companies prior to forming Gemini. During his career, Mr. Morris was responsible for more than 75 Food and Drug Administration
(FDA) 510(k) Pre-Market Approval filings required to market a variety of laboratory tests and test kits. Mr. Morris also introduced tests and test kits for retail consumers, including tests for drugs of abuse, pregnancy and colorectal cancer screening. Mr. Morris has authored peer-reviewed scientific papers in AIDS research and was responsible for patent submissions. Additionally, he was a founding member of the International Contributions to Hemostasis Awards, presented to research scientists for significant research in the field of bleeding and blood clotting disorders. He has international experience in Europe, Japan and South America.

The directors named above will serve until the next annual meeting of the Company's shareholders. Thereafter, directors will be elected for one-year terms at the annual shareholders' meeting. Officers will hold their positions at the pleasure of the Board of directors, absent any employment agreement.

Section 16(a) Compliance.

During the year ended December 31, 2003, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:



Name                          Position                   Filed Reports
--------------------------------------------------------------------------------
Rita Thomas                   President                        Yes
Tony Crews                    Secretary                        Yes
Thad Morris                   Director                         Yes
Stevens & Lee Inv. Co.        Shareholder                      Yes


Item 10.   Executive Compensation.


No officer or director of the Company presently receives any remuneration, other than Mr. Tony Crews, who receives reimbursement for expenses and a consulting fee from Safe Solutions, Inc. There is no annuity, profit sharing, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date as there is no existing plan provided or contributed to by the Company. No stock options are proposed to be paid in the future directly or indirectly by the Company to any officer or director as there is no such plan which presently exists. On June 10, 2003, the shareholders approved 2,000,000 shares for a Stock Plan for employees, consultants, and directors, to be approved and administered by the Board of Directors. At present, no plan has been instituted by the Board of Directors.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of December 31, 2003, by all stockholders known to the company to be beneficial owners of more than 5% of the outstanding common stock; each director; and all officers and directors of the Company as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

                                NUMBER OF SHARES

BENEFICIAL OWNER                    BENEFICIALLY OWNED        PERCENTAGE
----------------                    ------------------        ----------

Stevens & Lee Inv. Co.                  2,250,000               87.38%
Rita Thomas, Pres.                         50,000                1.94%
Tony Crews, Secty.                        250,000                9.71%
Thad Morris, Director                      25,000                 .97%

All Executive Officers                  2,575,000                 100%
and Directors & Affiliates
As a group(1)

(1) The Company entered into the July 29, 2003 Agreement and Plan of Reorganization which was completed and resulted in 2,729,239 shares being issued to the shareholders of Safe Solutions, Inc., on April 13, 2004. After April 13, 2004, Mill Creek has 5,304,239 shares of common stock outstanding. The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of April 13, 2004:

                                NUMBER OF SHARES

BENEFICIAL OWNER                    BENEFICIALLY OWNED        PERCENTAGE
----------------                    ------------------        ----------

Stevens & Lee Investment Co.             2,250,000              42.42%

Robert C. Gibson                           550,000              10.37%
Jeff W. Truhn                              550,000              10.37%
Tony Crews                                 250,000               4.71%
Rita Thomas                                 50,000                .94%
Thad Morris                                 25,000                .47%

All Executive Officers                   3,675,000              69.28%
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

On July 21, 2004, the Company reported on for 8-K that is had held a Board of Directors meeting on July 16, 2004 and changed the corporations fiscal year end to December 31 from June 30, and changed the corporation's address to 1007 N. Cactus Trail, Seymour, Texas 76380.

Signatures:

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Mill Creek Research, Inc. (the "Registrant") on Form 10K-SB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:


     1. I have reviewed this report on Form 10K-SB of the Registrant;


     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;


     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:


          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;


          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and


          c)  presented  in  this  annual  report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


     5.  I  have  disclosed,   based  on  my  most  recent  evaluation,  to  the
     Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):


          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and


     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         August 10, 2004               /s/Rita Thomas
                                       --------------------
                                       Rita Thomas, Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Form 10-KSB Report of Mill Creek Research, Inc. (the "Registrant") dated December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chief Executive Officer and Chief Financial Officer of the Registrant, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                        Mill Creek Research, Inc.
Dated: August 10, 2004                  By:/s/ Rita Thomas
                                        ------------------
                                        Rita Thomas
                                        Chief Executive Officer,
                                        and Chief Financial Officer