Form 10QSB
period 2004-03-31
MILL CREEK RESEARCH INC
filed 2004-09-03
CIK 1116773

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10Q-SB


                                   (Mark One)
        X...Quarterly report under section 13 or 15(d) of the Securities
               Exchange Act of 1934 for the quarterly period ended
                                 March 31, 2004

        ....Transition report under section 13 or 15(d) of the Securities
               Exchange Act of 1934 for the transition period from
                            _________ to __________.

                          Commission File No.: 0-30875


                            MILL CREEK RESEARCH, INC.
                     (Name of small business in its charter)

                Utah                                   87-0633677
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                   Identification No.)

   1007 N. Cactus Trail, Seymour, Texas                     76380
   ------------------------------------                     -----
 (Address of principal executive offices)                 (Zip Code)

   481 N. Seranada St., Orange, California                  92869
   ---------------------------------------                  -----
(Previous address of principal executive offices)         (Zip Code)


        Registrant's telephone number: (877) 554-5222 fax: (940) 888-1060
                                       ----------------------------------
           (Name, address, and telephone number of agent for service)


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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2004 the following shares of common were outstanding: Common Stock, $.001 par value, 2,575,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes .....     No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

     (a) The unaudited financial statements of registrant as of and for the quarter ending March 31, 2004, and for the period from inception (June 3, 1999) through March 31, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                          Quarter Ended March 31, 2004

Index to Financial Statements                        Page
Balance Sheet                                          2
Statement of Operations                                3
Statement of Stockholders' Equity                      4
Statements of Cash Flows                               4
Notes to Financial Statements                        5-8



                            MILL CREEK RESEARCH, INC.
                             COMBINED BALANCE SHEET
                                 MARCH 31, 2004

                                              For the Three
                                              Months Ending
                                              March 31, 2004
Assets:
Current Assets
   Cash                                         $  23,148
   Accounts Receivable                          $  45,054
   Inventory                                    $  97,542
                                                ---------
Total Current Assets                            $ 165,744

Property, Plant and Equipment:
     Equipment                                  $ 105,857

Other Assets:
Goodwill arising on consolidation               $ 615,306
                                                ---------
Total Assets                                    $ 886,907



Liabilities And Shareholders Equity:
Current Liabilities
   Accounts Payable                             $  47,126
    Accounts Payable - Other                    $  28,779
Total Current Liabilities                       $  75,905
   Long Term Debt                               $ 874,961
                                                ---------
Total Liabilities                               $ 950,866
Shareholders' Equity:
   Common Shares                                $   2,575
   Stock Subscription Receivable
   Additional Paid-In Capital
   Accumulated Deficit
                                                ($ 66,534)
Total Shareholders' Equity                      ($ 63,959)
Total Liabilities and Shareholders'
Equity                                          $ 886,907

See accompanying notes to financial statements & audit report

                            MILL CREEK RESEARCH, INC.
                        COMBINED STATEMENT OF OPERATIONS
                                 March 31, 2004

                         For the Three    For the Three   From June 3, 1999
                         Months Ending    Months Ending   (Inception) to
                         March 31, 2004   March 31, 2003   March 31, 2004

Sales                    $    55,593      $         0      $    55,593
Cost of Sales                             $         0
Gross Profit             $    55,593      $         0      $    55,593

Operating Expenses       $   119,452      $         0      $   119,452
Interest Income                           $         0

Net Income (Loss)        ($   63,858)     $         0      ($   63,858)

Net Loss Per Share       ($     .024)     $     (.001)     ($     .024)

Weighted Average Shares    2,575,000        1,000,000        2,575,000
Outstanding


See accompanying notes to financial statements & audit report

                                                MILL CREEK RESEARCH, INC.
                                            STATEMENT OF STOCKHOLDERS' EQUITY
                                                      March 31, 2004
                                                                                              (Deficit)
                                                                                              Accumulated      Total
                                                                              Additional      During           Share-
                                                      Stock       Paid-in     Subscription    Development      Holder
                                     Common Shares    Amount      Capital     Receivable      Stage            Equity
Issued for cash and organizational
costs June 3, 1999 (Inception)
                                        1,000,000    $ 1,000   $         0    $      (900)

Net Income June 3, 1999 (inception)
to June 30, 1999                                                                             $      (200)

Balance June 30, 1999                   1,000,000      $1000   $         0    $      (900)   $      (200)   ($      100)
                                      ===========    =======   ===========    ===========    ===========    ===========

Net Income (Loss) to June 30, 2000                                                           $         0

Balance June 30, 2000                   1,000,000      $1000   $         0    $      (900)   $      (200)   ($      100)
                                      ===========    =======   ===========    ===========    ===========    ===========

Net Income (Loss) to June 30, 2001
                                                                                             $         0
Balance June 30, 2001                   1,000,000      $1000   $         0    $      (900)   $      (200)   ($      100)
                                      ===========    =======   ===========    ===========    ===========    ===========

Net Income (Loss) to June 30, 2002
                                                                                             $         0
Balance June 30, 2002                   1,000,000      $1000   $         0    $      (900)   $      (200)   ($      100)
                                      ===========    =======   ===========    ===========    ===========    ===========

Net Income (Loss) to June 30, 2003
                                                                                             $         0
Balance June 30, 2003                   1,000,000      $1000   $         0    $      (900)   $      (200)   ($      100)
                                      ===========    =======   ===========    ===========    ===========    ===========
Stock Issued for Services               1,575,000      $1575                                      ($1575)   $         0
Subscription Payable Paid                                                     $       900    ($      900)   $         0
Net Income (Loss) to Dec 31, 2003                                                            $         0    $         0
Balance Dec 31, 2003                    2,575,000    $ 2,575   $         0    $         0    ($    2,675)   ($      100)
                                      ===========    =======   ===========    ===========    ===========    ===========
Net Income (Loss) to March 31, 2004                                                          ($   63,859)   ($   63,859)
Balance Mar 31, 2004                    2,575,000    $ 2,575   $         0    $         0    ($   66,534)   ($   63,959)
                                      ===========    =======   ===========    ===========    ===========    ===========

See accompanying notes to financial statements & audit report

                                MILL CREEK RESEARCH, INC.
                            COMBINED STATEMENT OF CASH FLOWS
                                     March 31, 2004


                                         For the Three   For the Three   From June 3, 1999
                                         Months Ending   Months Ending   (Inception) to
                                         Mar 31, 2004    Mar 31, 2003    March 31, 2004
Cash Flows from Operating Activities
   Net Income (Loss)                       ($31,474)       $      0         ($31,474)
   Stock Issued for Services
   Depreciation and Amortization           ($32,385)       $      0         ($32,385)
   Increase (Decrease) in Assets
   Increase (Decrease) in Liabilities      $ 32,415                         $ 32,415
Net Cash Used in Operations                ($31,444)       $      0         ($31,444)

Cash Flows from Investing Activities
   Purchase of Note Receivable                             $      0
   Organizational Costs
Net Cash Used in Investing                                 $      0

Cash Flows from Financing Activities
Net Cash Provided by Financing

Net Increase(Decrease) in Cash             ($31,444)       $      0         ($31,444)


Cash, Beginning                            $ 54,592        $      0         $  1,000

Cash March 31, 2004                        $ 23,148        $      0         $ 23,148

See accompanying notes to financial statements & audit report

                                MILL CREEK RESEARCH, INC.
                              NOTES TO FINANCIAL STATEMENTS
                                     March 31, 2004

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

Loss Per Share.
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128, (SFAS #128), "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of March 31, 2004, Mill Creek Research, Inc. had no dilutive common stock equivalents such as stock options.

NOTE 3- INCOME TAXES.
There is no provision for income taxes for the period ended June 3, 1999 (inception) to March 31, 2004 due to the negative net income.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

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

Capital Expenditures.

         No material capital expenditures were made during the quarter ended March 31, 2004.


Need for Additional Financing.

The Company believes that its existing capital will be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for approximately three months. Thereafter, the company will require additional working capital. Thus, there is no assurance that the available funds will ultimately prove to be adequate for the Company's operations. Although no commitments to provide funds have been made by management or other stockholders, it is anticipated that the Company would seek loans or additional capital contributions from its existing principal shareholders in the event it requires additional working capital. However, there can be no assurance that other funds will be available to cover the Company's expenses.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) There have been no reports on Form 8-K for the quarter ending March 31, 2004.

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


         August  20, 2004           Rita Thomas
                                    ------------------------------------
                                    Rita Thomas, Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Mill Creek Research, Inc.. (the "Registrant") on Form 10-QSB for the quarterly period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chief Executive Officer and Chief Financial Officer of the Registrant, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                            OTC Dreamwerks, Inc. (Registrant)
Dated: August 20, 2004                      By:/s/ Rita Thomas
                                            ------------------
                                            Rita Thomas
                                            Chief Executive Officer,
                                            and Chief Financial Officer