Form 10QSB
period 2004-06-30
MILL CREEK RESEARCH INC
filed 2004-09-03
CIK 1116773

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10Q-SB


                                   (Mark One)
        X...Quarterly report under section 13 or 15(d) of the Securities
               Exchange Act of 1934 for the quarterly period ended
                                  June 30, 2004

        ....Transition report under section 13 or 15(d) of the Securities
               Exchange Act of 1934 for the transition period from
                            _________ to __________.

                          Commission File No.: 0-30875


                            MILL CREEK RESEARCH, INC.
                     (Name of small business in its charter)

                Utah                                   87-0633677
                ----                                   ----------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                   Identification No.)

   1007 N. Cactus Trail, Seymour, Texas                     76380
   ------------------------------------                     -----
 (Address of principal executive offices)                 (Zip Code)

   481 N. Seranada St., Orange, California                  92869
   ---------------------------------------                  -----
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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2004 the following shares of common were outstanding: Common Stock, $.001 par value, 5,304,139 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes .....     No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

     (a) The unaudited financial statements of registrant as of and for the quarter ending June 30, 2004, and for the period from inception (June 3, 1999) through June 30, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)
                             COMBINED BALANCE SHEET
                           Quarter Ended June 30, 2004

                                                     June 30, 2004
ASSETS
CURRENT ASSETS:
Cash                                                   $  51,389
Accounts Receivable                                    $  58,264
Inventory                                              $  87,202
                                                       ---------
TOTAL CURRENT ASSETS                                   $ 196,855

Property, Plant & Equipment:
   Equipment                                           $ 105,857

Other Assets:
Goodwill Arising From Consolidation                    $ 582,921
                                                       ---------
TOTAL ASSETS                                           $ 885,633
                                                       =========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable                                       $  63,498
Accounts Payable -Other                                $  25,259
                                                       ---------
TOTAL CURRENT LIABILITIES                              $  88,757
LONG-TERM DEBT                                         $ 874,961
                                                       ---------
TOTAL LIABILITIES                                      $ 963,718

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value authorized
100,000,000 shares issued and outstanding at
June 30, 2004,  5,304,239 shares                       $   5,304

Stock Subscription Receivable
Additional paid in Capital
Deficit Accumulated During Development Stage           ($ 83,389)
                                                       =========
TOTAL STOCKHOLDERS' EQUITY                             ($ 78,085)
                                                       =========

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 885,633
                                                       =========

          See accompanying notes to financial statements & audit report

                                              MILL CREEK RESEARCH, INC.
                                            (A Development Stage Company)
                                               STATEMENT OF OPERATIONS
                              For the Three and Six Months Ended June 30, 2004 and 2003


                                                                          Six Months                   Inception
                                           Three Months    Three Months   Ended         Six Months     (June 3, 1999)
                                           Ended           Ended          June 30,      Ended          to
                                           June 30, 2004   June 30, 2003  2004          June 30, 2003  June 30, 2004
INCOME:
Revenue                                    $125,897        $0             $181,490      $0             $181,490
TOTAL INCOME                               $125,897        $0             $181,490      $0             $181,490

EXPENSES:
General, and Administrative                $107,638        $0             $194,705      $0             $194,705
Amortization                               $32,385                        $ 64,770                     $ 64,770
Total Expenses                             $140,023        $0             $259,475      $0             $259,475
Net Profit/Loss(-) From Operations         ($14,126)       $0            ($ 77,985)     $0            ($ 77,985)
Interest Income
INCOME (LOSS) BEFORE INCOME TAXES          ($14,126)       $0            ($ 77,985)     $0            ($ 77,985)
Provision for income tax
NET INCOME (LOSS)                          ($14,126)       $0            ($ 77,985)     $0            ($ 77,985)

NET INCOME (LOSS)                          $(0.0027)       $(0.00)       $(0.0147)      $(0.00)        $(0.0147)
PER SHARE-BASIC AND DILUTED
AVERAGE NUMBER OF SHARES OF COMMON STOCK   5,304,239       1,000,000     5,304,239      1,000,000      5,304,239
OUTSTANDING

                            See accompanying notes to financial statements & audit report

                                     MILL CREEK RESEARCH, INC.
                                   (A Development Stage Company)
                                 STATEMENT OF STOCKHOLDERS' EQUITY
                                           June 30, 2004
                                                                            (Deficit)
                                                                            Accumulated
                                                              Additional    During        Total
                             Common      Stock      Paid-in   Subscription  Development   Share-holders'
                             Shares      Amount     Capital   Receivable    Stage         Equity
Issued for cash and
organizational costs June
3, 1999 (Inception)         1,000,000   $ 1,000   $       0   $    (900)

Net Income June 3, 1999
(inception) to June 30,
                     1999                                                  $    (200)

Balance June 30, 1999       1,000,000     $1000   $       0   $    (900)   $    (200)   ($    100)
                            =========   =======   =========   =========    =========    =========

Net Income (Loss) to June
30, 2000                                                                   $       0
Balance June 30, 2000       1,000,000     $1000   $       0   $    (900)   $    (200)   ($    100)
                            =========   =======   =========   =========    =========    =========

Net Income (Loss) to June
30, 2001                                                                   $       0
Balance June 30, 2001       1,000,000     $1000   $       0   $    (900)   $    (200)   ($    100)
                            =========   =======   =========   =========    =========    =========

Net Income (Loss) to June
30, 2002                                                                   $       0
Balance June 30, 2002       1,000,000     $1000   $       0   $    (900)   $    (200)   ($    100)
                            =========   =======   =========   =========    =========    =========

Net Income (Loss) to June
30, 2003                                                                   $       0
Balance June 30, 2003       1,000,000     $1000   $       0   $    (900)   $    (200)   ($    100)
                            =========   =======   =========   =========    =========    =========

Stock Issued for Services   1,575,000   $ 1,575                               ($1575)   $       0

Subscription Payable paid                                     $     900    ($    900)   $       0


Net Income (Loss) to Dec
31, 2003                                                                   $       0    $       0
Balance Dec 31, 2003        2,575,000   $ 2,575   $       0   $       0    ($  2,675)   $     100
                            =========   =======   =========   =========    =========    =========
Stock Issued in
Reorganization              2,729,239   $ 2,729                            ($  2,729)   $       0
Net Income (Loss) to June
30, 2004                                                                   ($ 77,985)   ($ 77,985)

  Balance June 30, 2004     5,304,239   $ 5,304   $       0   $       0    ($ 83,389)   ($ 78,085)
                            =========   =======   =========   =========    =========    =========

                   See accompanying notes to financial statements & audit report

                               MILL CREEK RESEARCH, INC.
                             (A Development Stage Company)
                            COMBINED STATEMENT OF CASH FLOWS
                    For the Six Months Ended June 30, 2004 and 2003

                                               Six Months     Six Months     From Inception
                                               Ended          Ended          June 3, 1999 to
                                               June 30, 2004  June 30, 2003  June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                              ($77,985)      $      0       ($77,985)
Changes in Operating Assets & Liabilities:
     Amortization                              $ 64,770                      $ 64,770
     Common Stock issued for stock receivable                                ($   900)
     Decrease(increase) in subscription                              0       $    900
receivable
     Increase (decrease) in accounts payable   $ 15,026              0       $ 14,926
                                                                             --------
Net Cash (Used) In Operating Activities        $ 28,241       $      0       $ 28,141


CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash                                            $    100

Net Increase (Decrease) in Cash                $ 28,241       $      0       $ 28,241

Cash, Beginning Period                         $ 23,148       $      0       $  1,000
                                                              ========       ========

Cash, Ending Period                            $ 51,389       $      0       $ 51,389
                                               ========       ========       ========
             See accompanying notes to financial statements & audit report

                               MILL CREEK RESEARCH, INC.
                             (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2004

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

Loss Per Share.
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128, (SFAS #128), "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of June 30, 2004, Mill Creek Research, Inc. had no dilutive common stock equivalents such as stock options.

NOTE 3- INCOME TAXES.
There is no provision for income taxes for the period ended June 3, 1999 (inception) to June 30, 2004 due to the negative net income.

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

Capital Expenditures.

         No material capital expenditures were made during the quarter ended June 30, 2004.

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

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Form 8-K

   On June 23, 2004, the Company filed its Form 8-K12g reporting the reorganization of the company. On July 29, 2003, the Company entered into an agreement with Safe Solutions, Inc., as Texas corporation engaged in the manufacturer skin products containing prickly pear cactus juice. Safe Solutions agreed to exchange 2,729,239 common shares, which represents all of its outstanding shares of common stock, with the par value of $0.0001, to procure 2,729,239 shares of common stock of Mill Creek, which represents 51.45% of the issued, and outstanding stock of Mill Creek. For federal income tax purposes, the Exchange is intended to constitute a reorganization within the meaning of
Section 368(a) of the Internal Revenue Code. The exchange agreement is subject to the approval of the shareholders of both companies. On September 24, 2003, the shareholders of Safe Solutions, Inc. approved the exchange agreement with the Company. The Company is proceeding with the audit of Safe Solutions, Inc. and filed its Form 8-K on June 23, 2004.

Signatures:

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mill Creek Research, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, RitaThomas, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:


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


       Dated: August 20, 2004              /s/Rita Thomas
                                           -----------------------
                                           Rita Thomas, Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Mill Creek Research, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chief Executive Officer and Chief Financial Officer of the Registrant, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


                                    MILL CREEK RESEARCH, INC.
                                            (Registrant)
Date: August 20, 2004               /s/ Rita Thomas
                                    ---------------
                                    Rita Thomas,
                                    Chief Executive Officer and
                                    Chief Financial Officer of the Registrant