Form 10QSB
period 2004-09-30
MILL CREEK RESEARCH INC
filed 2004-10-25
CIK 1116773

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                                   (Mark One)
        X...Quarterly report under section 13 or 15(d) of the Securities
               Exchange Act of 1934 for the quarterly period ended
                               September 30, 2004

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

       Registrant's telephone number: (877) 554-5222; fax: (940) 888-1060
                                      -----------------------------------
           (Name, address, and telephone number of agent for service)


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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2004 the following shares of common were outstanding: Common Stock, $.001 par value, 5,304,239 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes .....     No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

     (a) The unaudited financial statements of registrant as of and for the quarter ending September 30, 2004, and for the period from inception (June 3, 1999) through September 30, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                            MILL CREEK RESEARCH, INC.
                          (A Development Stage Company)
                             COMBINED BALANCE SHEET
                        Quarter Ended September 30, 2004

                                                        September 30, 2004
                                                        ------------------
ASSETS
CURRENT ASSETS:
Cash                                                        $  35,497
Accounts Receivable                                         $  28,034
Inventory                                                   $  79,716
                                                            ---------
TOTAL CURRENT ASSETS                                        $ 143,247

Property, Plant & Equipment:
   Equipment                                                $ 105,857

Other Assets:
Goodwill Arising From Consolidation                         $ 550,536
                                                            ---------
TOTAL ASSETS                                                $ 799,640
                                                            =========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable                                            $  39,756
Accounts Payable -Other                                     $   6,327
                                                            ---------
TOTAL CURRENT LIABILITIES                                   $  46,083
LONG-TERM DEBT                                              $ 875,961
                                                            ---------
TOTAL LIABILITIES                                           $ 926,044

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value authorized
100,000,000 shares issued and outstanding at
September 30, 2004,  5,304,239 shares                       $   5,304

Stock Subscription Receivable
Additional paid in Capital
Deficit Accumulated During Development Stage                ($131,708)
                                                            =========
TOTAL STOCKHOLDERS' EQUITY                                  ($126,404)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 799,640
                                                            =========

See accompanying notes to financial statements & audit report


                                            MILL CREEK RESEARCH, INC.
                                          (A Development Stage Company)
                                             STATEMENT OF OPERATIONS
                         For the Three and Nine Months Ended September 30, 2004 and 2003


                                     Three Months     Three Months   Nine Months  Nine Months   Inception
                                     Ended            Ended          Ended        Ended         (June 3,
                                     Sept. 30,        Sept. 30,      Sept. 30,    Sept. 30,     1999) to
                                     2004             2003           2004         2003          Sept. 30, 2004
INCOME:
Revenue                              $    93,763    $       200    $   275,253    $       200    $   275,453
TOTAL INCOME                         $    93,763    $       200    $   275,253    $       200    $   275,453

EXPENSES:
General, and Administrative          $   109,697    $         0    $   304,402    $         0    $   304,402
Amortization                         $    32,385                   $    97,155                   $    97,155
Total Expenses                       $   142,082    $         0    $   401,557    $         0    $   401,557
Net Profit/Loss(-) From Operations   $   (48,319)   $       200    $  (126,304)   $         0    $  (126,104)
Interest Income
INCOME (LOSS) BEFORE INCOME
TAXES                                $   (48,319)   $       200    $  (126,304)   $       200    $  (126,104)
Provision for income tax
NET INCOME (LOSS)                    $   (48,319)   $       200    $  (126,304)   $       200    $  (126,104)

NET INCOME (LOSS)                    $   (0.0091)   $         0    $   (0.0238)   $         0    $   (0.0237)
PER SHARE-BASIC AND DILUTED          $   (0.0078)                  $   (0.0204)                  $   (0.0204)
AVERAGE NUMBER OF SHARES OF
COMMON STOCK OUTSTANDING               5,304,239      2,575,000      5,304,239      2,575,000      5,304,239


                          See accompanying notes to financial statements & audit report


                                          MILL CREEK RESEARCH, INC.
                                        (A Development Stage Company)
                                      STATEMENT OF STOCKHOLDERS' EQUITY
                                             September 30, 2004

                                                                              (Deficit)
                                                                              Accumulated
                                                                Additional    During         Total
                                 Common     Stock    Paid-in    Subscription  Development    Share-holders'
                                 Shares     Amount   Capital    Receivable    Stage          Equity
Issued for cash and
organizational costs June 3,
1999 (Inception)               1,000,000    $1,000   $       0   $    (900)

Net Income June 3, 1999
(inception) to June 30, 1999                                                  $    (200)

Balance June 30, 1999          1,000,000     $1000   $       0   $    (900)   $    (200)   ($    100)
                               =========   =======   =========    =========    =========    =========

Net Income (Loss) to June
30, 2000                                                                      $       0
Balance June 30, 2000          1,000,000     $1000   $       0   $    (900)   $    (200)   ($    100)
                               =========   =======   =========    =========    =========    =========

Net Income (Loss) to June
30, 2001                                                                      $       0
Balance June 30, 2001          1,000,000     $1000   $       0   $    (900)   $    (200)   ($    100)
                               =========   =======   =========    =========    =========    =========

Net Income (Loss) to June
30, 2002                                                                      $       0
Balance June 30, 2002          1,000,000     $1000   $       0   $    (900)   $    (200)   ($    100)
                               =========   =======   =========    =========    =========    =========

Net Income (Loss) to June
30, 2003                                                                      $       0
Balance June 30, 2003          1,000,000     $1000   $       0   $    (900)   $    (200)   ($    100)
                               =========   =======   =========    =========    =========    =========

Stock Issued for Services      1,575,000   $ 1,575                               ($1575)   $       0
Subscription Payable paid                                        $     900    ($    900)   $       0

Net Income (Loss) to Dec
31, 2003                                                                      $       0    $       0

Balance Dec 31, 2003           2,575,000   $ 2,575   $       0   $       0    ($  2,675)   ($    100)
                               =========   =======   =========    =========    =========    =========
Stock Issued in
Reorganization, Ap. 13, 2004   2,729,239   $ 2,729                            ($  2,729)   $       0
Net Income (Loss) to
Sept. 30, 2004                                                                ($126,304)   ($126,304)

  Balance June 30, 2004        5,304,239   $ 5,304   $       0   $       0    ($131,708)   ($126,404)
                               =========   =======   =========    =========    =========    =========

See accompanying notes to financial statements & audit report

                                    MILL CREEK RESEARCH, INC.
                                  (A Development Stage Company)
                                COMBINED STATEMENT OF CASH FLOWS
                      For the Nine Months Ended September 30, 2004 and 2003

                                               Nine Months      Nine  Months    From Inception
                                               Ended            Ended           June 3, 1999 to
                                               Sept. 30, 2004   Sept. 30, 2003  Sept. 30, 2004
                                               ==============   ==============  ==============
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                $(126,304)       $     200      $(126,104)
Changes in Operating Assets & Liabilities:
  Amortization                                   $  97,155                       $  97,155

  Common Stock issued for stock receivable                                       $    (900)

  Decrease(increase) in subscription                                      0      $     900
  receivable

  Increase (decrease) in accounts payable        $  10,031        $    (200)     $  24,757
                                                 ---------        ---------      ---------
Net Cash (Used) In Operating Activities          $ (19,118)       $       0      $  (4,192)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash                                                $     100


Net Increase (Decrease) in Cash                  $ (19,118)       $       0      $  (4,092)

Cash, Beginning Period                           $  54,615        $       0      $   1,000

Cash, Ending Period                              $  35,497        $       0      $  35,497
                                                 =========        =========      =========

See accompanying notes to financial statements & audit report

                                    MILL CREEK RESEARCH, INC.
                                  (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2004

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

Loss Per Share.
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128, (SFAS #128), "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of September 30, 2004, Mill Creek Research, Inc. has 880,000 warrants, none of which have been exercised.

-NOTE 3- INCOME TAXES.
There is no provision for income taxes for the period ended June 3, 1999 (inception) to September 30, 2004 due to the negative net income.

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

Capital Expenditures.

         No material capital expenditures were made during the quarter ended September 30, 2004.

Need for Additional Financing.
99
The Company believes that its existing capital will be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for approximately three months. Thereafter, the company will require additional working capital. Thus, there is no assurance that the available funds will ultimately prove to be adequate for the Company's operations. Although no commitments to provide funds have been made by management or other stockholders, it is anticipated that the Company would seek loans or additional capital contributions from its existing principal shareholders in the event it requires additional working capital. However, there can be no assurance that other funds will be available to cover the Company's expenses.

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

On July 26, 2004, the Company filed its Form 8-K wherein it stated that on June 25, 2004 the Board of Directors had changed the corporate fiscal year end to December 31, from June 30th, and moved the corporate offices to 1007 N. Cactus Trail, Seymour, Texas 76380.

Signatures:

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mill Creek Research, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, RitaThomas, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:


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


         Dated: October 20, 2004          /s/Rita Thomas
                                          -----------------------
                                          Rita Thomas, Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Mill Creek Research, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chief Executive Officer and Chief Financial Officer of the Registrant, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


                                    MILL CREEK RESEARCH, INC.
                                           (Registrant)
Date: October 20, 2004              /s/ Rita Thomas
                                    ---------------
                                    Rita Thomas,
                                    Chief Executive Officer and
                                    Chief Financial Officer of the Registrant